Form 10QSB
period 2001-09-30
TURER CORP
filed 2001-11-14
CIK 1140878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934  For the transition period from               to
                                               ---------------  ---------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 13, 2001, there were 5,000,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------






                                TURER CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (Unaudited)





     ASSETS
                                                                $            -
                                                                ===============

     LIABILITIES AND STOCKHOLDER'S EQUITY
          Liabilities                                           $            -
                                                                ---------------

     STOCKHOLDER'S EQUITY
     Preferred Stock, $0.001 par value;
        5,000,000 shares authorized, no shares
        issued and outstanding                                               -
     Common Stock, $0.001 par value;
         50,000,000 shares authorized,
         5,000,000 shares issued and outstanding
     Additional paid-in capital                                          5,000
     Deficit accumulated during                                            989
        the development stage                                           (5,989)
                                                                ---------------
        Total stockholder's equity
                                                                             -
                                                                ---------------

                 Total liabilities and stockholder's equity     $            -
                                                                ===============









   The accompanying notes are an integral part of these financial statements.

                                   TURER CORP.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                         FOR THE PERIOD FROM MAY 8, 2001
                        (INCEPTION) TO SEPTEMBER 30, 2001
                                   (Unaudited)





     Revenue                                                   $             -

     General and administrative expenses                                 5,989
                                                               ---------------

     Loss from operations before provision for income taxes             (5,989)

     Provision for income taxes                                              -
                                                               ---------------

     Net loss                                                  $        (5,989)
                                                               ===============

     Net loss per share - basic and diluted                    $             -
                                                               ===============

     Weighted average number of common shares
      outstanding                                                    5,000,000
                                                               ===============














   The accompanying notes are an integral part of these financial statements.

                                   TURER CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                  MAY 8, 2001 (INCEPTION) TO SEPTEMBER 30, 2001
                                   (Unaudited)




     CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                              $       (5,989)
          Stock issued for services                                      5,000
          Expenses paid by shareholder                                     989
                                                                ---------------
     NET CASH USED IN OPERATING ACTIVITIES                                   -


     CASH AND CASH EQUIVALENTS - May 8, 2001                                 -
                                                                ---------------

     CASH AND CASH EQUIVALENTS - September 30, 2001             $            -
                                                                ===============



     SUPPLEMENTAL INFORMATION:
         During the initial period May 8 to September 30, 2001, the Company paid no cash for interest or income taxes.












   The accompanying notes are an integral part of these financial statements.

                                   TURER CORP.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
                  MAY 8, 2001 (INCEPTION) TO SEPTEMBER 30, 2001
                                   (Unaudited)

                                                                                                    Deficit
                                                                                                   Accumulated
                                                                                   Additional      During the
                                                          Common Stock              Paid-in       Development
                                                      Shares         Amount         Capital          Stage           Total
                                                  -------------- --------------  --------------- ---------------  ------------
Balance, May 8, 2001                                          -  $           -    $           -  $            -   $         -

Issuance of shares for services - May 9, 2001         5,000,000          5,000                -                         5,000
                                                                                                              -

Expenses paid by shareholder                                  -              -              989               -           989

Net loss                                                                                      -                        (5,989)
                                                              -              -                           (5,989)
                                                  -------------- --------------  --------------- ---------------  ------------

Balance, September 30, 2001                           5,000,000  $       5,000   $          989  $       (5,989)  $         -
                                                  ============== ==============  =============== ===============  ============














   The accompanying notes are an integral part of these financial statements.

                                   TURER CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001



NOTE 1-  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Nature of Operations
            Turer Corp. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7. The Company was incorporated under the laws of the state of Nevada on May 8, 2001.

            Interim Financial Information
            The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-SB for the period ended May 15, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the initial period May 8 to September 30, 2001 are not necessarily indicative of results of operations to be expected for the initial fiscal year ended December 31, 2001.

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

Employees. We are a development stage company and currently have no employees. Our sole executive officer will devote only such time to our affairs as she deems appropriate, which is estimated to be approximately five (5) hours per month. We expect to use consultants, attorneys, and accountants, as necessary, and do not anticipate a need to engage any full-time employees so long as we are identifying and evaluating businesses. The need for employees and their availability will be considered in connection with a decision whether or not to acquire or participate in a specific business venture.

Results of Operations. We have not yet realized any revenue from operations, nor do we expect to in the foreseeable future.

Liquidity and Capital Resources. We had cash of $0.00 as of September 30, 2001. At September 30, 2001, we had no assets and no liabilities. For the period from May 8, 2001 (date of incorporation) through September 30, 2001, we experienced a net loss of $5,989. From May 8, 2001 (date of incorporation) through September 30, 2001, we had general expenses of $5,989. Alia Neely, our sole officer and director, has paid our expenses since our formation, and we anticipate that Ms. Neely will continue to pay our expenses.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Newport Beach, California, on September 30, 2001.

                             Turer Corp,.
                             a Nevada corporation


                             By:      /s/ Alia Neely
                                      -----------------------------------------
                                      Alia Neely
                             Its:     President, Secretary, Treasurer, Director