Form 10QSB
period 2002-03-31
TURER CORP
filed 2002-05-20
CIK 1140878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the transition period from               to
                                                 -------------    -------------

Commission File Number: 000-32797

                                   Turer Corp.
                                   -----------
                 (Name of Small Business Issuer in its charter)

Nevada                                                                33-0965560
------                                                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

317 20th Street, Manhattan Beach, California                              90266
-------------------------------------------------------------- -----------------
(Address of principal executive offices)                             (Zip Code)

                    Issuer's telephone number: (310) 802-1744

                          34601 Calle Monte, Capistrano
                Beach, CA 92624 (Former name, former address and former fiscal year, if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 20, 2002, there were 13,000,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements





                                   TURER CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   TURER CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                           March 31,         December 31,
                                                                             2002               2001
                                                                       ----------------    ---------------
                                                                          (Unaudited)

     ASSETS                                                              $           -      $
                                                                                                        -
                                                                       ================    ===============
     LIABILITIES AND STOCKHOLDER'S DEFICIT
     Accrued expenses                                                    $       1,500      $       1,000
                                                                       ----------------    ---------------
          Total current liabilities                                              1,500              1,000
                                                                       ----------------    ---------------
     STOCKHOLDER'S DEFICIT
     Preferred Stock, $0.001 par value;
        5,000,000 shares authorized, no shares
        issued and outstanding                                                       -                  -
     Common Stock, $0.001 par value;
         50,000,000 shares authorized,
         5,000,000 shares issued and outstanding                                 5,000
                                                                                                    5,000
     Additional paid-in capital                                                  1,339              1,339
     Deficit accumulated during
        the development stage                                                   (7,839)            7,339)
                                                                       ----------------    ---------------
        Total stockholder's deficit                                             (1,500)            1,000)
                                                                       ----------------    ---------------
                 Total liabilities and stockholder's deficit             $                  $           -
                                                                       ================    ===============







The accompanying notes are an integral part of these financial statements.

                                   TURER CORP.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                     January 1, 2002          May 8, 2001
                                                                            to              (Inception) to
                                                                      March 31, 2002        March 31, 2002
                                                                    -------------------   --------------------
     Revenue                                                         $               -     $
                                                                                                           -
     General and administrative expenses                                           500                 7,339
                                                                    -------------------   --------------------
     Loss from operations before provision for income taxes                       (500)               (7,339)

     Provision for income taxes                                                      -                     -
                                                                    -------------------   --------------------
     Net loss                                                        $            (500)    $          (7,339)
                                                                    ===================   ====================
     Net loss per share - basic and diluted                          $               -     $               -
                                                                    ===================   ====================
     Weighted average number of common shares
      outstanding                                                            5,000,000             5,000,000
                                                                    ===================   ====================









The accompanying notes are an integral part of these financial statements.

                                   TURER CORP.
                          (A Development Stage Company)
                       STATEMENT OF STOCKHOLDER'S DEFICIT



                                                                                                    Deficit
                                                                                                   Accumulated
                                                                                   Additional      During the
                                                          Common Stock              Paid-in       Development
                                                      Shares         Amount         Capital          Stage           Total
                                                   ------------- --------------  --------------- ---------------  ------------
Balance, May 8, 2001                                             $           -   $            -  $            -   $         -
                                                              -
Issuance of shares for services - May 9, 2001         5,000,000          5,000                -                         5,000
                                                                                                              -
Expenses paid by shareholder                                  -              -            1,339               -         1,339

Net loss                                                                                      -                        (7,339)
                                                              -              -                           (7,339)
                                                   ------------- --------------  --------------- ---------------  ------------
Balance, December 31, 2001                            5,000,000          5,000            1,339           (7339)       (1,000)

Net loss (unaudited)                                          -              -                -            (500)         (500)
                                                   ------------- --------------  --------------- ---------------  ------------
Balance, March 31, 2002 (unaudited)                   5,000,000  $       5,000   $        1,339  $       (7,839)  $    (1,500)
                                                   ============= ==============  =============== ===============  ============









The accompanying notes are an integral part of these financial statements.

                                   TURER CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                    MAY 8, 2001 (INCEPTION) TO MARCH 31, 2002
                                   (Unaudited)


                                                              January 1, 2002        May 8, 2001
                                                                    to             (Inception) to
                                                               March 31, 2002       March 31, 2002
                                                               --------------       --------------
     CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                              $       (500)        $     (7,839)
          Stock issued for services                                        -                5,000
         Expenses paid by shareholder                                      -                1,339
         Increase in accrued expenses                                    500                1,500
                                                               --------------       --------------
     NET CASH USED IN OPERATING ACTIVITIES                                 -                    -

     CASH AND CASH EQUIVALENTS - beginning                                 -                    -
                                                               --------------       --------------
     CASH AND CASH EQUIVALENTS - March 31, 2002                 $          -         $          -
                                                               ==============       ==============
     SUPPLEMENTAL INFORMATION:
         During the initial period May 8 to March 31, 2002, the Company paid no cash for interest or income taxes.











The accompanying notes are an integral part of these financial statements.

                                TURER CORP.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 2002


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


               Interim Financial Information
               -----------------------------
               The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10KSB for the period ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of results of operations to be expected for the full year ended December 31, 2002.

Item 2.  Plan of Operation

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

Our Business. We were incorporated on May 8, 2001, as a development stage or shell corporation that sought to identify and complete a merger or acquisition with a private entity whose business presented an opportunity for our founding shareholder. In April 2002, we entered into an agreement and plan of reorganization with Internet Ventures, Inc., a California corporation ("IVI") wherein we will acquire all the outstanding shares of IVI common stock in exchange for 12,350,000 shares of our common stock. Pursuant to the terms of that agreement, IVI will become our wholly-owned subsidiary. The transaction with IVI closed on May 9, 2002, and our former management resigned and new management was appointed. We intend to issue a report on Form 8-K that contains full disclosure about the combined entities including audited financial statements, pro forma financial statements and full narrative disclosure similar to the disclosure found in a registration statement on Form SB-2.

Results of Operations. We have not yet realized any revenue from operations, nor do we expect until after such time as we complete the acquisition of IVI.

Liquidity and Capital Resources. We have cash of $0.00 as of March 31, 2002. Our former officer and director paid our expenses since our formation. We anticipate that our new officers and directors will continue to pay our expenses.

Before entering the agreement with IVI, we had no commitment for any capital expenditure. However, we will continue to incur routine fees and expenses incident to our reporting duties as a public company, and we expect to incur significant expenses related to the acquisition and operation of IVI.

Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. We cannot assure you that we will be able at need to raise necessary funds from outside sources.

Plan of Operation for the Next Twelve Months. Our plan of operation is dependent on our ability to continue the operations of IVI so that we can generate more revenues. On or before May 23, 2002, we intend to issue a report on Form 8-K that contains full disclosure about the combined entities including audited financial statements, pro forma financial statements and full narrative disclosure similar to the disclosure found in a registration statement on Form SB-2.

In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to continue operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all.

We are not currently conducting any research and development activities. We do not anticipate conducting any other such activities in the next twelve months. We do not anticipate that we will purchase or sell any significant equipment in the next six to twelve months. We do not anticipate that we will hire any employees in the next six to twelve months.


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

None

Item 5.  Other Information
--------------------------

None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Manhattan Beach, California, on May 20, 2002.

                                  Turer Corp.
                                  a Nevada corporation


                                  By:      /s/  Nyhl Henson
                                           -----------------------------------
                                           Nyhl Henson
                                  Its:     President, Director