Form 10QSB
period 2002-06-30
TURER CORP
filed 2002-08-21
CIK 1140878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from _______ to _________

Commission File Number: 000-32797

                                   Turer Corp.
                                   -----------
                 (Name of Small Business Issuer in its charter)

Nevada                                                                33-0965560
------                                                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

317 20th Street, Manhattan Beach, California                             90266
-------------------------------------------------------------  -----------------
(Address of principal executive offices)                             (Zip Code)


                    Issuer's telephone number: (310) 802-1744

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 2002, there were 13,000,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                                                         1

Indicate by a check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes X   No _

                                      INDEX

                                                                           Page

Part I   Financial Information

Item 1   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets                              1

         Condensed Consolidated Statements of Operations                    2

         Condensed Consolidated Statements of Cash Flows                    3

         Notes to Condensed Consolidated Financial Statements               4

Item 2   Management's Discussion and Analysis of Financial Condition
         And Results Of Operations                                          6

         Signatures                                                         8



                                        TURER CORPORATION AND SUBSIDIARIES
                                       Condensed Consolidated Balance Sheets

                                                                                     March 31,        June 30,
                                                                                       2002             2002
                                                                                  -------------    -------------
                                                                                   (Unaudited)      (Unaudited)
ASSETS
Current:

   Cash and cash equivalents                                                      $      45,320    $     (14,189)
   Accounts receivable, net of allowance for doubtful accounts                           54,570           68,303
   Note receivable, officer-stockholder                                                  46,600           46,600
   Prepaid expenses and other                                                           166,116           89,686
                                                                                  -------------    -------------
                                  Total current assets                                  312,606          190,400

Property and equipment, net                                                           1,051,864          818,794
Intangibles, net                                                                        154,350          154,350
Other                                                                                (1,418,930)      (1,416,556)
                                                                                  -------------    -------------
                                      Total assets                                       99,889         (253,013)
                                                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable                                                               $   2,053,362    $   2,325,607
   Other current liabilities                                                            663,757          613,576
   Accrued Interest                                                                     192,655          329,889
   Current portion of long-term debt                                                  1,159,520        1,071,298
                                                                                  -------------    -------------
                               Total current liabilities                              4,069,295        4,340,369

Promissory notes payable, less current maturities                                        99,180           84,299
Other Long Term liabilities                                                               4,849            4,770
Debenture, Payables                                                                     611,300          611,300
                                                                                  -------------    -------------
                                   Total liabilities                                  4,784,624        5,040,738
                                                                                  -------------    -------------

Stockholders' deficiency:
   Preferred stock, $.01 par value, 10,000,000 shares authorized, none
      issued and Outstanding                                                                  0                0
   Common Stock, $.01 par value, 30,000,000 shares authorized, 10,283,970
       and 11,772,670 shares issued and outstanding respectively,                       102,840          117,727
   Additional paid-in capital                                                        11,797,733       11,797,733
   Accumulated deficit                                                              (16,585,308)     (17,209,211)
                                                                                  -------------    -------------
                             Total stockholders' deficiency                          (4,684,735)      (5,293,751)
                                                                                  -------------    -------------
                             Total Liabilities and stockholders' deficiency       $      99,889    $    (253,013)
                                                                                  =============    =============




See notes to condensed consolidated financial statements.

                       TURER CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)



                                                   For the three months ended
                                                    June 30,         June 30,
                                                       2001             2002
                                              -------------    -------------
Revenues                                      $   1,338,138    $   1,264,822
Costs and expenses:
      Cost of revenues                              505,207          525,694

Gross Profit                                        832,931          739,128

Expenses

      Selling, general and administrative           974,428          910,975
                                              -------------    -------------
Net Ordinary Income                                (141,497)        (171,847)

Other income (expense):
   Extraordinary income                              96,951                0
   Interest income                                   10,125            3,220
   Interest expense                                 (63,300)         (78,299)
   Depreciation                                     (38,839)         (42,335)
   Amortization of goodwill                         (14,026)               0
   Income (Loss) on sale of assets                   15,300                0
                                              -------------    -------------
Net loss                                           (135,286)        (289,261)
                                              -------------    -------------


                                              -------------    -------------
Net loss available to common shareholders          (135,286)        (289,261)
                                              =============    =============
Loss per common share-basic and diluted       ($       0.01)   ($       0.02)
                                              =============    =============

Weighted average number of common shares
   outstanding- basic and diluted                10,283,970       11,772,670
                                              =============    =============




See notes to condensed consolidated financial statements.

                       TURER CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                For the three months ended
                                                                     June 30,      June 30,
                                                                        2001           2002
                                                                 -----------    -----------
Cash flow from operating activities:

   Net loss                                                      $(  135,286)   $(  289,260)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
         Accounts receivable                                         (27,500)         9,114
         Prepaid expenses and other(see Note  D(i))                 (187,470)       (27,457)
         Accounts payable and accrued expenses                       (20,598)       272,244
         Miscellaneous Accrued Exp                                    (1,479)         5,173
         Notes Payable                                                12,502        (88,223)
         Accrued Interest((see Note  D(ii))                           33,696        151,405
         Other Current Liabilities                                   (46,011)       (50,180)
                                                                 -----------    -----------
Net cash  (used in) provided  by operating activities               (372,146)       (17,184)
                                                                 -----------    -----------


Cash flows from investing activities:

   Acquisition of property and equipment                         $   (18,126)   $    (2,218)
   Accumulated Depreciation((see Note  D(iii))                        52,865        (40,114)
                                                                 -----------    -----------
Net cash (used in) provided by investing activities                   34,738        (42,332)
                                                                 -----------    -----------


Cash flows from financing activities:

   Principal payments on long-term debt                          $   257,903    $   (14,880)
   Deferred Taxes                                                      5,649
   Capital Stock                                                      14,887
   Paid In Capital                                                      (128)
                                                                 -----------    -----------
Net cash provided by (used in )  financing activities                263,425              7
                                                                 -----------    -----------

Net (decrease) increase in cash and cash equivalents             $   (73,983)   $   (59,509)

Cash and cash equivalents, beginning of period                        74,538         45,321

                                                                 -----------    -----------
Cash and cash equivalents, end of period                         $       555    $   (14,188)
                                                                 ===========    ===========





See notes to condensed consolidated financial statements.

TURER CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) June 30, 2002

NOTE A- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have not been reviewed by the Company's auditor or accounting firm.

SPECIAL NOTE:
On May 23, 2002, Turer Corporation filed an 8-K announcing an Agreement and Plan of Reorganization entered into as of May 8, 2002, between Turer Corp. a Nevada corporation, and Internet Ventures, Inc. ("IVI"), a California corporation. Under this agreement 100% of the outstanding shares of common stock of IVI were exchanged for 12,350,000 new shares of common stock of Turer Corp in a transaction in which IVI effectively became the wholly owned subsidiary of Turer Corporation. In that 8-K filing, the Company indicated that the financial statements of Turer Corporation for the periods required by Rule 3-05(b) of Regulation S-X and the pro forma financial information required by Article 11 of Regulation S-X would be filed by an amendment to the Form 8-K on or before July 22, 2002. The Company was unable to meet this schedule and cannot file these audited financial statements without unreasonable effort or expense. The Company's auditor was not able to complete the Company's year-end audit within the necessary period of time.

The Company has elected to file an unaudited and unreviewed financial statement in the spirit of open disclosure and reporting. The Company has elected to include the financial period beginning with April 1, 2002 for the wholly owned subsidiary of IVI.

Turer Corporation was a development stage company with only $1,500 of stockholder's deficit and no assets before acquiring Internet Ventures Inc.

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods. For further information, refer to the Financial Statements and footnotes thereto in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2001. There have been no significant changes in accounting policies since December 31, 2001.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

NOTE B- LOSS PER SHARE

The Company follows SFAS No. 128, "Earning per Share", which provides for the calculation of "basic" and "diluted" earning per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted - average number of common shares outstanding for the period.

Diluted earnings per share reflect the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants and convertible securities. Potential common shares have not been included in the computation of diluted loss since the effect would be antidilutive.

NOTE C-LIABIITIES

The Company's Total Liabilities increased by $256,114 or 5% during the last quarter, primarily due to an increase in accounts payable of $272,245 which was a 13% increase. The Company believes that a portion of this increase in accounts payable is due to charges it disputes from telecommunication providers including Qwest and WorldCom. During the last fiscal year the Company's questioning of similar charges concerning another telecommunication provider resulted in credits and cash totaling over $350,000.

NOTE D- STATEMENT OF CASH FLOW

(i)Prepaid and other current assets for the period ended June 30, 2002 was adjusted $3,951The adjustments were made at 3/31/01 after financial statement preparations that reflect in the 6/30/01 balances.

(ii)Accrued Interest for the period ended June 30, 2002 was adjusted $14,182. The adjustments were made at 3/31/02 after financial statement preparations that reflect in the 6/30/02 balances.

(iii)Accumulated Depreciation for the period ended June 30, 2001 was adjusted $188,520. The adjustments were made at 3/31/02 after financial statement preparations that reflect in the 6/30/02 balances.

TURER CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) June 30, 2002



NOTE E- SUBSEQUENT EVENTS

In July 2002, the Company entered into a letter of intent to acquire an ISP company which has over 20,000 subscribers and monthly revenues of over $630,000 with annual revenues of over $7.5 million. Combined with the Company's current monthly revenues, the Company would, therefore, currently have over $1,015,000 in monthly revenues, and therefore, over $12,612,00 in annual revenue. This ISP is located in the western United States and is a Limited Liability Corporation
(LLC) that has been in business since 1998. Under the terms of the letter of intent, the privately owned seller has required that the letter of intent and information regarding the seller remain confidential. The letter of intent specifies that the Company will purchase the issued and outstanding member shares of the LLC in a tax free, all stock exchange for 15,000,000 shares of the Company's stock at forty cents a share ($.40). This all equity transaction will have a significant positive effect on the Company's balance sheet, resulting in positive net shareholder equity. This transaction will make the members of the LLC, in the aggregate, the majority owner of the Company's stock. However, the transaction will provide for the distribution of the Company's stock to the LLC members on a prorated basis. The transaction is subject to, among other things, satisfactory completion of due diligence by both parties, an execution of a definitive agreement with customary closing conditions, including approval by the seller's senior debt holder and is expected to close early in the fourth quarter of 2002. Moreover, the approval is subject to the Company meeting certain financial performance requirements including raising One million dollars in a private placement memorandum currently underway by the Company's wholly owned subsidiary Internet Ventures, Inc. and a significant reduction in the liabilities of the Company. There cannot be any assurance that the closing will occur in the fourth quarter of 2002 or that the closing will occur at all.

The Company has also submitted another letter of Intent to a California based ISP on August 7, 2002, which has not been executed by the seller.

In July 2002, the Company initiated a program of converting subordinated debentures and accrued interest into common stock of Internet Ventures, Inc. at forty cents $.40 per share. To date the Company has accepted and approved conversion of convertible debentures totaling $293,123 in principal plus accrued interest. Verbal commitments have been obtained for more and the Company estimates that over $550,000 in subordinated debentures will convert into common stock. This will substantially lower the current liabilities of the Company.

The Company's wholly owned subsidiary, Internet Ventures, Inc. (IVI) has initiated an offering of 2,500,000 shares of Common stock at $.40 per share in a Private Placement Memorandum pursuant to Section 4(2) of the Securities Act, Regulation D and/or other applicable federal exemptions under the Securities Act and applicable state securities laws. The goal of the private offering is to raise $1,000,000. To date the IVI has not received any subscription agreements. Under a full offering the use of proceeds would be as follows:

Cost of the Offering                                            $      25,000.00
Audit and Security Law Compliance                               $     100,000.00
Marketing and Sales                                             $     300,000.00
Increasing Fixed Wireless Systems for ISP Operations            $      50,000.00
Launching Private Label Service                                 $      50,000.00
Working Capital                                                 $     475,000.00

                                               TOTAL            $   1,000,000.00

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The statements contained herein which are not historical facts are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. These "forward looking statements" are subject to risks and uncertainties, including but not limited to, risks associated with the Company's future growth and operating results, the ability of the Company to successfully integrate newly acquired subscribers, business entities and personnel into its operations, changes in consumer preference and demographics, technological change, competitive factors, unfavorable general economic conditions, and other factors described herein and in the Company's other Securities and Exchange Commission filings. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements, which speak only as of the date the statements were made. The Company assumes no obligation to update the forward-looking information. Actual results may vary significantly from the results expressed or implied by such forward looking statements.

OVERVIEW

During the three months ended June 30, 2002 and 2001 a significant part of the Company's revenues were derived from providing Internet access services to individuals and businesses. These revenues were comprised principally of recurring revenues from the Company's customer base for dialup, DSL, cable modem, lease line and wireless Internet access plus related Internet services like web hosting.. The Company charges subscription fees, which are billed monthly, quarterly or annually.

Monthly subscription service revenue for Internet access is recognized over the period in which services are provided. Prepaid access fees are booked by customers.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2002 and 2001

Revenue: Revenue decreased for the three months ended June 30, 2002 by $68,487 or 5%, over the same periods of the prior year to a total amount of $1,264, 821. The decrease in revenue was in part due to the Company's a decline in the Company's subscriber base in 2002.

Cost of Revenues: For the three months ended June 30, 2002, cost of revenues increased by $20,487 to $525,694 compared to the same period of the prior year. Cost of revenues as a percentage of revenues for the three months ended June 30, 2002 were 42% compared to 38%, respectively, in 2001. The 4% increase in cost of revenues as a percentage of revenues was due to a combination of factors. The Company is selling more residential broadband services which has a higher cost of goods sold as compared to dial-up Internet services. The Company has also increase the amount of telephone circuits for connectivity to satellite markets plus expanded the upstream Internet capacity of their ISP operations. The Company is leasing more network equipment which has expanded to capacity of the Companies ISP operations including Upstream Internet connectivity..

Selling, General and Administrative: For the three months ended June 30, 2002, selling general and administrative expenses decreased by $63, 453 compared to the same period of the prior year. As a percentage of revenues, selling, general and administrative expenses decreased from 73% in 2001 to 72% in 2002.The principal component of the decrease was a reduction in payroll and related costs due to workforce reduction in ISP operations plus a reduction in marketing expenses for the ISP operations. The Company's ISP operations had a reduction in SG&A expenses of $162,075 but the Company's Corporate SG& A expenses increased by nearly $100,000. This was due primarily to costs associated with identifying, evaluating, negotiating, and executing the Agreement and Plan of Reorganization resulting in the exchange of common stock by which IVI effectively became the wholly owned subsidiary of Turer Corporation.

Net Ordinary Income: For the three months ended June 30, 2002, Net Ordinary Income decreased by $30,350 as the Company posted a loss of $171, 847 in June 30, 2002. The increase in loss was due to higher consulting costs including legal and accounting fees, associated with Agreement and Plan of Reorganization resulting in the exchange of common stock by which IVI effectively became the wholly owned subsidiary of Turer Corporation. Moreover, costs associated with identifying, evaluating, negotiating, and executing of Letters of Intent for acquisitions and costs associated with the preparation of the IVI private placement memorandum.

Depreciation: For the three months ended June 30, 2002, depreciation increased by $3,496 to $42,335 compared to the same period of the prior year. This slight increase was due to more equipment in service during the current time period.

Amortization: For the three months ended June 30, 2002, amortization decreased by $14,026 to $0 compared to the same period of the prior year. The decrease was due to a zero amount of amortization since the Company's intangible assets had been completely written off in the fourth fiscal quarter of 2001.

Interest Expense: Interest expense for the three months ended June 30, 2002 was $78,299 compared to an interest expense of $63,300 for the three months ended June 30, 2000.

Other Income: There Company had other income of $3,220 during the three months ended June 30, 2002 as compared to $122,376 for the same period of the prior year. This reduction was due to the fact that there was no extraordinary income or sales of assets that occurred in the current year.

Net loss: For the three months ended June 30, 2002, net loss increased by 114% to $289,261 compared to a net loss of $135,286 in the comparable period of 2001. The Company incurred significant losses during the three ended June 30, 2002 as revenues generated were not sufficient to offset the substantial cost of the Corporation's efforts at completing a reverse merger and becoming a public reporting company including new legal and accounting services.

SIGNATURES

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Manhattan Beach, California, on August 20, 2002.

Turer Corp.
                                               a Nevada corporation

BY:      /S/  NYHL HENSON

         -----------------------------------
         NYHL HENSON
ITS:     PRESIDENT, DIRECTOR

                                                   END OF FILING