Form 10QSB/A
period 2002-06-30
TURER CORP
filed 2002-09-06
CIK 1140878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          AMENDMENT NO.1 TO FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Yes X   No _

                                      INDEX

                                                                           Page

Part I   Financial Information

Item 1   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets                              3

         Condensed Consolidated Statements of Operations                    4

         Condensed Consolidated Statements of Cash Flows                    5

         Notes to Condensed Consolidated Financial Statements             6 - 7

Item 2   Management's Discussion and Analysis of Financial Condition
         And Results Of Operations                                        8 - 9

         Signatures                                                        10

                                        TURER CORPORATION AND SUBSIDIARIES
                                       Condensed Consolidated Balance Sheets

                                                                                     March 31,        June 30,
                                                                                       2002             2002
                                                                                  -------------    -------------
                                                                                   (Unaudited)      (Unaudited)
ASSETS
Current:

   Cash and cash equivalents                                                      $      45,320    $     (14,189)
   Accounts receivable, net of allowance for doubtful accounts                           54,570           68,303
   Note receivable, officer-stockholder                                                  46,600           46,600
   Prepaid expenses and other                                                           166,116           89,686
                                                                                  -------------    -------------
                                  Total current assets                                  312,606          190,400

Property and equipment, net                                                           1,051,864          818,794
Intangibles, net                                                                        154,350          154,350
Other                                                                                (1,418,930)      (1,416,556)
                                                                                  -------------    -------------
                                      Total assets                                       99,889         (253,013)
                                                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable                                                               $   2,053,362    $   2,325,607
   Other current liabilities                                                            663,757          613,576
   Accrued Interest                                                                     192,655          329,889
   Current portion of long-term debt                                                  1,159,520        1,071,298
                                                                                  -------------    -------------
                               Total current liabilities                              4,069,295        4,340,369

Promissory notes payable, less current maturities                                        99,180           84,299
Other Long Term liabilities                                                               4,849            4,770
Debenture, Payables                                                                     611,300          611,300
                                                                                  -------------    -------------
                                   Total liabilities                                  4,784,624        5,040,738
                                                                                  -------------    -------------

Stockholders' deficiency:
   Preferred stock, $.01 par value, 10,000,000 shares authorized, none
      issued and Outstanding                                                                  0                0
   Common Stock, $.01 par value, 30,000,000 shares authorized, 10,283,970
       and 11,772,670 shares issued and outstanding respectively,                       102,840          117,727
   Additional paid-in capital                                                        11,797,733       11,797,733
   Accumulated deficit                                                              (16,585,308)     (17,209,211)
                                                                                  -------------    -------------
                             Total stockholders' deficiency                          (4,684,735)      (5,293,751)
                                                                                  -------------    -------------
                             Total Liabilities and stockholders' deficiency       $      99,889    $    (253,013)
                                                                                  =============    =============




See notes to condensed consolidated financial statements.

                       TURER CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)



                                                   For the three months ended
                                                    June 30,         June 30,
                                                       2001             2002
                                              -------------    -------------
Revenues                                      $   1,338,138    $   1,264,822
Costs and expenses:
      Cost of revenues                              505,207          525,694

Gross Profit                                        832,931          739,128

Expenses

      Selling, general and administrative           974,428          910,975
                                              -------------    -------------
Net Ordinary Income                                (141,497)        (171,847)

Other income (expense):
   Extraordinary income                              96,951                0
   Interest income                                   10,125            3,220
   Interest expense                                 (63,300)         (78,299)
   Depreciation                                     (38,839)         (42,335)
   Amortization of goodwill                         (14,026)               0
   Income (Loss) on sale of assets                   15,300                0
                                              -------------    -------------
Net loss                                           (135,286)        (289,261)
                                              -------------    -------------


                                              -------------    -------------
Net loss available to common shareholders          (135,286)        (289,261)
                                              =============    =============
Loss per common share-basic and diluted              ($0.01)          ($0.02)
                                              =============    =============

Weighted average number of common shares
   outstanding- basic and diluted                10,283,970       11,772,670
                                              =============    =============




See notes to condensed consolidated financial statements.

                       TURER CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                 For the three months ended
                                                                    June 30,      June 30,
                                                                      2001         2002
                                                                 -----------    -----------
Cash flow from operating activities:

   Net loss                                                      $  (135,286)   $  (289,260)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
         Accounts receivable                                         (27,500)         9,114
         Prepaid expenses and other(see Note  D(i))                 (187,470)       (27,457)
         Accounts payable and accrued expenses                       (20,598)       272,244
         Miscellaneous Accrued Exp                                    (1,479)         5,173
         Notes Payable                                                12,502        (88,223)
         Accrued Interest((see Note  D(ii))                           33,696        151,405
         Other Current Liabilities                                   (46,011)       (50,180)
                                                                 -----------    -----------
Net cash  (used in) provided  by operating activities               (372,146)       (17,184)
                                                                 -----------    -----------


Cash flows from investing activities:

   Acquisition of property and equipment                         $   (18,126)   $    (2,218)
   Accumulated Depreciation((see Note  D(iii))                        52,865        (40,114)
                                                                 -----------    -----------
Net cash (used in) provided by investing activities                   34,738        (42,332)
                                                                 -----------    -----------


Cash flows from financing activities:

   Principal payments on long-term debt                          $   257,903    $   (14,880)
   Deferred Taxes                                                      5,649
   Capital Stock                                                                     14,887
   Paid In Capital                                                      (128)
                                                                 -----------    -----------
Net cash provided by (used in )  financing activities                263,425              7
                                                                 -----------    -----------

Net (decrease) increase in cash and cash equivalents             $   (73,983)   $   (59,509)

Cash and cash equivalents, beginning of period                        74,538         45,321

                                                                 -----------    -----------
Cash and cash equivalents, end of period                         $       555    $   (14,188)
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

TURER CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) June 30, 2002


NOTE D- STATEMENT OF CASH FLOW

(i)Prepaid and other current assets for the period ended June 30, 2001 was adjusted $3,951. The adjustments were made at 3/31/01 after financial statement preparations that reflect in the 6/30/01 balances.

(ii)Accrued Interest for the period ended June 30, 2002 was adjusted $14,182. The adjustments were made at 3/31/02 after financial statement preparations that reflect in the 6/30/02 balances.

(iii)Accumulated Depreciation for the period ended June 30, 2002 was adjusted $188,520. The adjustments were made at 3/31/02 after financial statement preparations that reflect in the 6/30/02 balances.


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

Net loss: For the three months ended June 30, 2002, net loss increased by 114% to $289,261 compared to a net loss of $135,286 in the comparable period of 2001. The Company incurred significant losses during the three months ended June 30, 2002, as revenues generated were not sufficient to offset the costs associated with of the Corporation's reorganization, debt reduction programs, acquisition efforts, and memorandum preparation activities as described above.

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