Form 10QSB
period 2002-09-30
TURER CORP
filed 2002-11-22
CIK 1140878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________



Commission File Number: 000-32797

                               IVI Communications
                               -------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of Sept. 30, 2002, there were 13,000,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Indicate by a check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes X No _

                                      INDEX

                                                                           Page

Part I   Financial Information

Item 1   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets                              3

         Condensed Consolidated Statements of Operations                    4

         Condensed Consolidated Statements of Cash Flows                    5

         Notes to Condensed Consolidated Financial Statements             6 - 7

Item 2   Management's Discussion and Analysis of Financial Condition
         And Results Of Operations                                        8 - 9

         Signatures                                                        10

                                        IVI COMMUNICATIONS AND SUBSIDIARIES
                                       Condensed Consolidated Balance Sheets

                                                                                     March 31,        Sept. 30,
                                                                                       2002             2002
                                                                                  -------------    -------------
                                                                                   (Unaudited)      (Unaudited)

ASSETS
Current:

   Cash and cash equivalents                                                      $      45,320    $        (777)
   Accounts receivable, net of allowance for doubtful accounts                           54,570           88,258
   Note receivable, officer-stockholder                                                  46,600           46,600
   Prepaid expenses and other                                                           166,116           66,529
                                                                                  -------------    -------------
                                  Total current assets                                  312,606          200,610

Property and equipment, net                                                           1,051,864          777,128
Intangibles, net                                                                        154,350          154,350
Other                                                                                (1,418,930)      (1,417,815)
                                                                                  -------------    -------------
                                      Total assets                                       99,889         (285,727)
                                                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable                                                               $   2,053,362    $   2,612,526
   Other current liabilities                                                            663,757          606,139
   Accrued Interest                                                                     192,655          347,840
   Current portion of long-term debt                                                  1,159,520        1,098,707
                                                                                  -------------    -------------
                               Total current liabilities                              4,069,295        4,665,213

Promissory notes payable, less current maturities                                        99,180           54,962
Other Long Term liabilities                                                               4,849            4,049
Debenture, Payables                                                                     611,300          611,300
                                                                                  -------------    -------------
                                   Total liabilities                                  4,784,624        5,335,524
                                                                                  -------------    -------------

Stockholders' deficiency:
   Preferred stock, $.01 par value, 10,000,000 shares authorized, none
      issued and Outstanding                                                                  0                0
   Common Stock, $.01 par value, 30,000,000 shares authorized, 10,283,970
       and 11,772,670 shares issued and outstanding respectively,                       102,840          117,727
   Additional paid-in capital                                                        11,797,733       11,801,733
   Accumulated deficit                                                              (16,585,308)     (17,540,711)
                                                                                  -------------    -------------
                             Total stockholders' deficiency                          (4,684,735)      (5,621,251)
                                                                                  -------------    -------------
                             Total Liabilities and stockholders' deficiency       $      99,889    $    (285,727)
                                                                                  =============    =============



See notes to condensed consolidated financial statements.

                       IVI COMMUNICATIONS AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                For the three months ended
                                                 Sept. 30,         Sept. 30,
                                                       2001             2002
                                              -------------    -------------
Revenues                                      $   1,344,082    $   1,216,141
Costs and expenses:
      Cost of revenues                              499,854          555,852

Gross Profit                                        844,228          660,289

Expenses

      Selling, general and administrative           908,494          873,971
                                              -------------    -------------
Net Ordinary Income                                (64,266)        (213,682)

Other income (expense):
   Extraordinary income                             320,080                0
   Interest income                                   12,192            4,905
   Interest expense                                (100,205)         (81,060)
   Depreciation                                     (32,314)         (41,666)
   Amortization of goodwill                               0                0
   Income (Loss) on sale of assets                        0                0
                                              -------------    -------------
Net loss                                            135,487         (331,502)
                                              -------------    -------------


                                              -------------    -------------
Net loss available to common shareholders           135,487         (331,502)
                                              =============    =============
Loss per common share-basic and diluted              ($0.01)          ($0.02)
                                              =============    =============

Weighted average number of common shares
   outstanding- basic and diluted                10,283,970       11,772,670
                                              =============    =============



See notes to condensed consolidated financial statements.

                       IVI COMMUNICATIONS AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                 For the three months ended
                                                                   Sept. 30,      Sept. 30,
                                                                      2001         2002
                                                                 -----------    -----------
Cash flow from operating activities:

   Net Income (loss)                                             $   135,487    $  (331,502)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
         Accounts receivable                                        (143,715)       (15,567)
         Prepaid expenses and other                                    8,476         20,028
         Accounts payable and accrued expenses                       (43,740)       286,920
         Miscellaneous Accrued Exp
         Notes Payable                                                98,338         27,409
         Accrued Interest                                             32,762         17,951
         Other Current Liabilities                                     5,109         (8,157)
                                                                 -----------    -----------
Net cash  (used in) provided  by operating activities                 92,717        (2,918)
                                                                 -----------    -----------


Cash flows from investing activities:

   Acquisition of property and equipment                         $   (15,590)   $         1
   Accumulated Depreciation                                           32,314         41,665
                                                                 -----------    -----------
Net cash (used in) provided by investing activities                   16,724        (41,666)
                                                                 -----------    -----------


Cash flows from financing activities:

   Principal payments on long-term debt                          $   (55,388)   $   (29,337)
   Deferred Taxes
   Capital Stock
   Paid In Capital                                                   (10,219)         4,000
                                                                 -----------    -----------
Net cash provided by (used in)   financing activities                (65,607        (25,337)
                                                                 -----------    -----------

Net (decrease) increase in cash and cash equivalents             $    43,834    $    13,411

Cash and cash equivalents, beginning of period                           555        (14,188)

                                                                 -----------    -----------
Cash and cash equivalents, end of period                         $    44,389           (777)
                                                                 ===========    ===========


See notes to condensed consolidated financial statements.

IVI COMMUNICATIONS

Notes to Condensed Consolidated Financial Statements (Unaudited) Sept.  30, 2002

NOTE A- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have not been reviewed by the Company's auditor or accounting firm.

SPECIAL NOTE:
On May 23, 2002, Turer Corp. filed an 8-K announcing an Agreement and Plan of Reorganization entered into as of May 8, 2002, between Turer Corp. a Nevada corporation, and Internet Ventures, Inc. ("IVI"), a California corporation. Under this agreement 100% of the outstanding shares of common stock of IVI were exchanged for 12,350,000 new shares of common stock of Turer Corp in a transaction in which IVI effectively became the wholly owned subsidiary of Turer Corporation. In that 8-K filing, the Company indicated that the financial statements of Turer Corporation for the periods required by Rule 3-05(b) of Regulation S-X and the pro forma financial information required by Article 11 of Regulation S-X would be filed by an amendment to the Form 8-K on or before July 22, 2002. The Company was unable to meet this schedule and cannot file these audited financial statements without unreasonable effort or expense. The Company's auditor was not able to complete the Company's year-end audit within the necessary period of time.

The Company has elected to file an unaudited and unreviewed financial statement in the spirit of open disclosure and reporting. The Company has elected to include the financial period beginning with April 1, 2002 for the wholly owned subsidiary of Internet Ventures Inc.

Turer Corp. was a development stage company with only $1,500 of stockholder's deficit and no assets before acquiring Internet Ventures Inc. In August 2002, the Company changed its name to IVI Communications and filed an 8K on this name change.

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

NOTE C-LIABIITIES

The Company's Total Liabilities increased by $324,844 or 6% during the last quarter, primarily due to an increase in accounts payable of $286,910 which was an 11% increase. The Company believes that a portion of this increase in accounts payable is due to charges it disputes from telecommunication providers including Qwest and WorldCom. During the last fiscal year the Company's questioning of similar charges concerning another telecommunication provider resulted in credits and cash totaling over $350,000.

IVI COMMUNICATIONS

Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2002


NOTE D- SUBSEQUENT EVENTS

The Company continues to negotiate a definitive agreement to acquire an ISP company which has over 20,000 subscribers and monthly revenues of over $630,000 with annual revenues of over $7.5 million. Combined with the Company's current monthly revenues, the Company would, therefore, currently have over $1,015,000 in monthly revenues, and therefore, over $12,612,00 in annual revenue. This ISP is located in the western United States and is a Limited Liability Corporation
(LLC) that has been in business since 1998. Under the terms of the letter of intent, the privately owned seller has required that the letter of intent and information regarding the seller remain confidential. The letter of intent specifies that the Company will purchase the issued and outstanding member shares of the LLC in a tax free, all stock exchange for 15,000,000 shares of the Company's stock at forty cents a share ($.40). This all equity transaction will have a significant positive effect on the Company's balance sheet, resulting in positive net shareholder equity. This transaction will make the members of the LLC, in the aggregate, the majority owner of the Company's stock. However, the transaction will provide for the distribution of the Company's stock to the LLC members on a prorated basis. The transaction is subject to, among other things, satisfactory completion of due diligence by both parties, an execution of a definitive agreement with customary closing conditions, including approval by the seller's senior debt holder and is expected to close early in the fourth quarter of 2002. Moreover, the approval is subject to the Company meeting certain financial performance requirements. There cannot be any assurance that the closing will occur in the fourth quarter of 2002 or that the closing will occur at all.

In July 2002, the Company initiated a program of converting subordinated debentures and accrued interest into common stock of Internet Ventures, Inc. at forty cents $.40 per share. To date the Company has accepted and approved conversion of convertible debentures totaling $320,740.00 in principal plus accrued interest. Verbal commitments have been obtained for more and the Company estimates that over $500,000 in subordinated debentures will convert into common stock. This will substantially lower the current liabilities of the Company.

As part of the Company's aggressive pursuit of innovative marketing strategies in the ISP arena, the Company initiated a Halloween Promotion during the end of October 2002, by offering current and new customers a 17% discount through an annual prepayment under a "Buy 10 Get 12" (months of service) promotion. This provided the Company with a significant amount of cash plus provided a way to lock in month to month subscribers for a one year period.

The Company's wholly owned subsidiary, Internet Ventures, Inc. (IVI) has initiated an offering of 2,500,000 shares of Common stock at $.40 per share in a Private Placement Memorandum pursuant to Section 4 (2) of the Securities Act, Regulation D and/or other applicable federal exemptions under the Securities Act and applicable state securities laws. The goal of the private offering is to raise $1,000,000. To date the IVI has not received any subscription agreements. Under a full offering the use of proceeds would be as follows:




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

OVERVIEW

During the six months ended September 30, 2002 and 2001 the bulk of the Company's revenues were derived from providing Internet access services to individuals and businesses. These revenues were comprised principally of recurring revenues from the Company's customer base for dialup, DSL, cable modem, lease line and wireless Internet access plus related Internet services like web hosting.. The Company charges service fees, which are billed monthly, quarterly or annually.

Monthly service fee revenue for Internet access is recognized over the period in which services are provided. Prepaid access fees are booked as a contingent liability and reduced each month as the service is provided.

RESULTS OF OPERATIONS

Comparison of the six months ended September 30, 2002 and 2001

Revenue: Revenue decreased for the three months ended September 30, 2002 by $127,951 or 10%, over the same periods of the prior year to a total amount of $1,264, 821. The decrease in revenue was in part due to the Company's a decline in the Company's subscriber base in 2002 and the elimination of providing DSL services with New Edge Networks. A reduction in the Company's subscriber base occurred in Colorado as the Company migrated to a Qwest Communications managed modem service which required many subscribers to modify dial up access settings.

Cost of Revenues: For the three months ended September 30, 2002, cost of revenues increased by $55,998 to $555,852 compared to the $499,854 for the same period of the prior year. Cost of revenues as a percentage of revenues for the six months ended September 30, 2002 were 46% compared to 37% in 2001. The increase in cost of revenues as a percentage of revenues was due to a combination of factors. The Company was selling more residential broadband services which has a higher cost of goods sold as compared to dial-up Internet services. The Company had also increased the amount of telephone circuits for connectivity to satellite locations to offer fixed wireless broadband services. The Company also contracted with Qwest for managed modem services for its Colorado ISP operations while maintaining its own modem pool resulting in additional expenses for the two modem pools.

Selling, General and Administrative: For the three months ended September 30, 2002, selling general and administrative expenses decreased by $34,523 compared to the same period of the prior year. As a percentage of revenues, selling, general and administrative expenses increased from 68% in 2001 to 72% in 2002.The modest savings was due to reduction in some administrative expenses at the corporate level but increased as a percentage due to a reduced revenue base on which it was calculated.

Net Ordinary Income: For the three months ended September 30, 2002, Net Ordinary Income decreased by $149,416 as the Company posted a loss of $213,682 in September 30, 2002 compared to a loss of $64,266 in September 2001. The increase in loss was due in part to the combination of a revenue reduction coupled with an increase in the cost of goods sold as outlined above. The increase in loss was due to higher consulting costs including legal and accounting fees, associated with Agreement and Plan of Reorganization resulting in the exchange of common stock by which IVI effectively became the wholly owned subsidiary of Turer Corporation known now as IVI Communications. Moreover, costs associated with identifying, evaluating, negotiating, and executing of Letters of Intent for acquisitions and costs associated with the preparation of the IVI private placement memorandum, as well as the preparation of materials for other forms of financing.

Depreciation: For the three months ended September 30, 2002, depreciation increased by $9,352 to $41,666 compared to $32,314 the same period of the prior year. This slight increase was due to more equipment in service during the current time period.

Interest Expense: Interest expense for the three months ended September 30, 2002 was $81,060 compared to an interest expense of $100,205 for the six months ended September 30, 2000. This represents a $19,154 reduction.

Other Income: The Company had other income of $4,950 during the three months ended September 30, 2002, as compared to $332,080 for the same period of the prior year. This major reduction was due to the fact that there was no extraordinary income that occurred in the current year.

Net loss: For the three months ended September 30, 2002, net loss increased by 345% to $331,502 compared to a net income of $135,387 in the comparable period of 2001. The Company incurred losses during the six months ended September 30, 2002, as revenues generated were not sufficient to offset the costs associated with of the Corporation's reorganization, debt reduction programs, acquisition efforts, and memorandum preparation activities as described above. During the same six months in the previous year, the Company had significant amounts of extraordinary income coupled with increased revenues and lower cost of goods sold.

Commitments and Contingencies

A lawsuit filed against our wholly owned subsidiary Internet Ventures, Inc. by Ben Raffi has been settled for stock payment of 75,000 shares of common stock and a total cash payment of $20,000 payable in the future contingent on the success of a Private Placement Memorandum underway by Internet Ventures Inc.

Another lawsuit against our wholly owned subsidiary Internet Ventures, Inc. was filed by Mathew Matern, an attorney that formally served on the Board of Directors of the Internet Ventures, Inc. during 1995 to 1996, regarding indemnification in the amount of $145,787.50 exclusive of interest, attorneys fees, and costs. This lawsuit is being vigorously defended by current corporate counsel, Philip W. Boesch, Jr, Founder and Senior Partner of the Boesch Law Group. In a separate lawsuit Mathew Matern's law firm of Rastegar & Matern is seeking $50,072.53 in damages, exclusive of interest, attorneys' fees, and costs for services rendered in 1996. The case is for "breach of contract" for purported legal services rendered by R & M to Internet Ventures, Inc during 1996. Corporate counsel is confident of a successful outcome in the company's interest.

There have been no other material events in terms of legal proceedings.

Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Manhattan Beach, California, on November 21, 2002.

Turer Corp.
a Nevada corporation





BY:      /S/  NYHL HENSON
         -----------------------------------
         NYHL HENSON
ITS:     PRESIDENT, DIRECTOR

                                  CERTIFICATION

                             PURSUANT TO SECTION 302

                         THE SARBANES-OXLEY ACT OF 2002

I, Nyhl Henson., Chief Executive Officer and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of IVI Communications

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 21, 2002

                                    BY: /S/  NYHL HENSON
                                       ---------------------------------------
                                             NYHL HENSON
                                    ITS:     CEO and CFO

                                    (Principal Executive and Financial Officer)

                                  End of Filing