Form 10QSB
period 2002-12-31
IVI COMMUNICATIONS INC
filed 2004-02-05
CIK 1140878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


Mark one

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended December 31, 2002


[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OF 15 (d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from          to
                                                        ----------  ----------

                                   000 32797
                             ---------------------
                             Commission File Number


            IVI COMMUNICATIONS, INC.  formerly known as TURER CORP.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Nevada                                                  33-0965560
          ------                                                  ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



                            IVI COMMUNICATIONS, INC.
       6171 W. Century Boulevard, Suite 130, Los Angeles, California       90045
--------------------------------------------------------------------------------
               (Address of principal executive offices)               (Zip Code)

                                 (310) 216-7740
                                 --------------
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No ( X)

The number of shares outstanding of the registrant's common stock as of December 31, 2002 was 14,485,257.

                            IVI COMMUNICATIONS, INC.
                         (Formerly Known as Turer Corp.)
                                   FORM 10-QSB



                                Table of Contents
                                -----------------



ITEM NO.  DESCRIPTION                                                      PAGE
--------  -----------                                                      ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets as of December 31, 2002


        Statements of Operations for the Three and Nine Months Periods Ended December 31, 2002 and 2001
        Statements of Cash Flows for the Nine Months Period
        Ended December 31, 2002 and 2001
        Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Item 3. Controls and Procedures

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holder

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures




Item 6. Exhibits and Reports on Form 8-K

Signatures

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                            IVI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002


                  ASSETS
Current Assets
  Cash                                                          $     20,177
  Accounts receivable                                                 64,407
  Receivable from the sale of California operation                   101,688
    Other                                                             46,680
                                                                ------------
         Total Current Assets                                        232,952
Equipment, net of $906,452 accumulated depreciation                  206,876
                                                                ------------
                                                                $    439,828
                                                                ============


         LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
    Current portion of installment debt                         $    135,351
  Notes payable                                                    1,108,652
  Accounts payable                                                 2,308,339
    Accrued interest                                                 453,158
  Convertible debentures                                             336,750
  Accrued payroll and taxes                                           47,544
  Customer deposits                                                  119,192
  Net liabilities of discontinued operations
    - California                                                     (71,797)
    - Oregon                                                         265,271
    - Washington                                                     399,890
                                                                ------------
         Total Current Liabilities                                 5,102,350
                                                                ------------
Long-term portion of installment debt                                103,957
                                                                ------------
         Total Liabilities                                         5,206,307
                                                                ------------
Commitments and Contingencies

Stockholders' Deficit
  Convertible preferred stock, $.001 par value, 5,000,000
    shares authorized, none issued or outstanding
  Common stock, $.001 par value, 20,000,000 shares
    authorized, 14,485,257 shares issued and outstanding              14,485
  Paid in capital                                                 14,490,689
  Retained deficit                                               (19,271,653)
                                                                ------------
         Total Stockholders' Deficit                              (4,766,479)
                                                                ------------
                                                                $    439,828
                                                                ============

                            IVI COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Three Months                            Nine Months
                                    Ended December 31,                    Ended December 31,
                                  2002               2001              2002                  2001
                              -----------        -----------        -----------          -----------
Revenues                      $   574,999        $   758,358        $ 1,996,389          $ 2,215,219


Cost of services                  286,461            316,867            953,598              909,448
Selling                            23,220             36,829             57,360              103,581
General and administrative        626,786            318,643          1,394,546            1,216,578
Services paid with
  stock issuance                  980,000            466,800            980,000
Impairment                        466,658                               466,658
Depreciation                       71,527             66,185            171,425              171,425
                              -----------         ----------        -----------          -----------
Total operating expenses       (1,474,652)         1,718,524          3,510,387            3,381,032
                              -----------         ----------        -----------          -----------
    Net Operating Loss           (899,653)          (960,166)        (1,513,998)          (1,165,813)

Other income (expense)
  Interest expense               (332,089)          (110,104)          (465,542)            (311,544)
  Interest income                   2,844             11,851             10,736               34,168
                              -----------         ----------        -----------          -----------
Net Loss from
    Continuing Operations      (1,228,898)        (1,058,419)       (1,968,804)           (1,443,189)
                              -----------         ----------        -----------          -----------
Discontinued operations
  Gain on the sale of the
    California operation          273,429                               273,429
  Income (loss) from
    discontinued operations
    - California                   30,771            320,080             (2,462)             299,281
    - Oregon                      (24,552)           (14,410)           (36,544)              12,985
                              -----------         ----------        -----------          -----------
Net Loss                      $  (949,250)        $ (752,749)       $(1,734,383)         $(1,130,923)
                              ===========         ==========        ===========          ===========

Basic & diluted gain
    (loss) per common share
  - continuing operations     $      (.10)        $     (.12)       $       (.14)              $(.12)
  - discontinued operations   $       .02         $      .03        $        .02               $ .03

Weighted average
    shares outstanding         12,463,652          9,142,046          14,485,257         11,663,652

                            IVI COMMUNICATIONS, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                9-Month Periods Ended December 31, 2002 and 2001


                                                         2002           2001
Cash Flows From Operating Activities                ------------   ------------
  Net income (loss)                                 $ (1,734,38)   $ (1,130,923)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                        171,425         171,425
    Stock issued for services                           466,800         980,000
    Stock issued for interest                           107,028          60,000
    Impairment of Quikcom purchase goodwill             466,658
    Gain on debt forgiveness                            (34,174)
    Gain on sale of California operation               (273,429)
  Changes in:
    Accounts receivable                                 (25,447)        (52,128)
    Other current assets                                (41,562)           (392)
    Accounts payable                                    677,081          32,919
    Account payable to officer
    Accrued interest                                     98,206         168,028
    Customer deposits and prepayments                    16,412          19,304
    Accrued payroll and taxes                            (4,190)          7,189
                                                    -----------     -----------
         Net Cash Used in Operating Activities         (109,575)        359,678
                                                    -----------     -----------
Cash Flows from Investing Activities
  Proceeds from sale of California operation            198,791
  Purchases of equipment                                 (5,034)       (198,453)
  Changes in other assets                                 3,238             774
                                                    -----------     -----------
         Net Cash Provided By Investing Activities      196,995        (197,679)
                                                    -----------     -----------
Cash Flows from Financing Activities
  Proceeds from sale of common stock                      6,000
  Payments on installment debt                          (53,080)        207,187)
  Payments on notes payable                             (69,306)        (45,520)
  Proceeds from new installment debt                      4,766         174,950
  Proceeds from new notes payable                       100,000         111,694
                                                    -----------     -----------
Net Cash Used in Financing Activities                   (11,620)         33,937
                                                    -----------     -----------
Net cash used in discontinued operations                (79,086)        201,936)
                                                    -----------     -----------
Net Increase (Decrease) in Cash                          (3,286)          6,000)

Cash at beginning of period                              23,463          23,878
                                                    -----------     -----------
Cash at end of period                               $    20,177     $    17,878
                                                    ===========     ===========

                            IVI COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of IVI Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2002, as filed with Form 8-K, have been omitted.

ITEM 2.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:
--------------------------------------------------------

OVERVIEW

During the nine months ended December 31, 2002 and 2001 the bulk of the Company's revenues were derived from providing Internet access services to individuals and businesses. These revenues were comprised principally of recurring revenues from the Company's customer base for dialup, DSL, cable modem, lease line and wireless Internet access plus related Internet services like web hosting. The Company charges service fees, which are billed monthly, quarterly or annually. Monthly service fee revenue for Internet access is recognized over the period in which services are provided. Prepaid access fees are booked as a contingent liability and reduced each month as the service is provided.

In December, we acquired the equipment and the intellectual property of the development-stage enterprise Quik Communications Hosting, Inc. (QuikCom) for 1,600,000 shares of common stock, inclusive of consulting fees. As part of this transaction we received a loan of $100,000 and issued 125,000 warrants and 250,000 options. In November 2003, we returned the assets of QuikCom for all the previously issued stock, warrants and options, and repaid the $100,000 note at a discount.

In December 2002 and March 2003, we sold our customer list of the wholly owned subsidiary Northcoast Internet, Inc. in Eureka, CA, and realized net proceeds of $232,367.


RESULTS OF OPERATIONS

Comparison of the nine months ended December 31, 2002 and 2001

Revenue: Revenue decreased for the nine months ended December 31, 2002 by $218,830 or 10%. The decrease in revenue was in part due to the Company's decline in the subscriber base in 2002 and the elimination of providing DSL services with New Edge Networks. A reduction in the Company's subscriber base occurred in Colorado as the Company migrated to a Qwest Communications managed modem service which required many subscribers to modify dial up access settings.

Cost of Revenues: For the nine months ended December 31, 2002, cost of revenues increased by $44,150 to $953,598 compared to the $909,448 for the same period of the prior year. Cost of revenues as a percentage of revenues for the nine months ended December 31, 2002 were 48% compared to 41% in 2001. The increase in cost of revenue was due to a combination of factors. The Company was selling more residential broadband services which has a higher cost of goods sold as compared to dial-up Internet services. The Company had also increased the amount of telephone circuits for connectivity to satellite locations to offer fixed wireless broadband services. The Company also contracted with Qwest for managed modem services for its Colorado ISP operations while maintaining its own modem pool resulting in additional expenses for the two modem pools.

Selling, General and Administrative: For the nine months ended December 31, 2002, selling general and administrative expenses increased by $131,747 compared to the same period of the prior year. As a percentage of revenues, selling, general and administrative expenses increased from 60% in 2001 to 73% in 2002. The increase as a percentage is due to a reduced revenue base on which it was calculated.

Impairment charges of $466,658 are related to the acquisition of the QuikCom assets that management determined are worth less than the value paid for them.

Net Ordinary Income: For the nine months ended December 31, 2002, Net Loss increased by $348,185 as the Company posted a loss of $1,513,998 as of December 31, 2002 compared to a loss of $1,165,813 as of December 31, 2001. The increase in loss was due to the combination of a revenue reduction coupled with an increase in the cost of goods sold, higher consulting costs including legal and accounting fees, and the impairment of the QuikCom assets.

Depreciation: For the nine months ended December 31, 2002 depreciation remained constant with the same period of the prior year.

Interest Expense: Interest expense for the nine months ended December 31, 2002 was $465,542 compared to $311,544 for the prior year. This represents a $153,998 increase which is related to the terms of rolling over the debt and bonus interest accrued by note holders.

Discontinued Operations: There was a gain of $273,429 on the sale of the California assets in December, 2002.

Net loss: For the nine months ended December 31, 2002, net loss increased by 53% to to $1,743,383 compared to net loss of $1,130,923 in the comparable period of 2001.


ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

There have been no changes in the internal controls over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

The Company has made no amendments or modifications of any instruments governing or affecting rights of any security holders during the period of this report.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

There were no defaults in the payment of any undisputed indebtedness during the period of this report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
-----------------------------------------------------------

No matters were submitted to a vote of security holders during the period of this report.

ITEM 5. OTHER INFORMATION.
--------------------------

The registrant does not elect to state any other information in this report.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Exhibit Number    Title of Exhibit

2.1               Agreement and Plan of Reorganization**
2.2               Certificate of Amendment to Articles of Incorporation***
3.1               Articles of Incorporation****
3.2               Bylaws****
10.1              Employment Agreement for Nyhl Henson dated May 1, 2001*****
10.2              Sale Agreement for California ISPs*****
10.4              Purchase Agreement for Quik Communications*****
31.1
                  Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer of the Registrant
31.2
                  Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer of the Registrant
32.1              Section 906 Certification by Chief Executive Officer
32.2              Section 906 Certification by Chief Financial Officer


         ** Incorporated by reference to the exhibits filed with the Report on Form 8-K filed May 24, 2002, File No 000-32797
         *** Incorporated by reference to the exhibits filed with the Report on Form 8-K filed on September 6, 2002, File No 000-32797
         **** Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB12G filed on May 24, 2001, File No 000-32797
         ***** Incorporated by reference to the exhibits filed with the Form 10KSB


(b)      Reports on Form 8-K

         Incorporated by reference to the exhibits filed with the Report on Form 8-K filed May 24, 2002, File No 000-32797.

         Incorporated by reference to the exhibits filed with the Report on Form 8-K filed on September 6, 2002, File No 000-32797.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:       January 11, 2004                By:         /s/ Nyhl Henson
                                                        -----------------------
                                                        Nyhl Henson
                                                        Chief Executive Officer




Date:       January 11, 2004                By:         /s/ Charles Roodenburg
                                                        ----------------------
                                                        Charles Roodenburg
                                                        Chief Financial Officer