Form 10KSB
period 2003-03-31
IVI COMMUNICATIONS INC
filed 2004-02-05
CIK 1140878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2003
                                  -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                  to
                                          -----------------    ----------------

                        Commission File Number: 000-32797

                            IVI Communications, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                              33-0965560
------                                                              ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

6171 W. Century Blvd Suite 130, Los Angeles, California                   90045
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

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
(Title of Class)                                    (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ x] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $2,527,620

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 31, 2003 approximately $0.00.

As of March 31, 2003, there were 14,485,257 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):
                        [X]  Yes          [ ]  No

                              IVI COMMUNICATIONS, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART I                                                                Page
                                                                      ----

     Item 1.     Description of Business
     Item 2.     Description of Property
     Item 3.     Legal Proceedings
     Item 4.     Submission of Matters to a Vote of Security Holders

PART II

     Item 5.     Market for Common Equity and Related
                 Stockholder Matters
     Item 6. Management's Discussion and Analysis or Plan of Operation
     Item 7.     Financial Statements
     Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

PART III

     Item 9.     Directors, Executive Officers, Promoters and
                 Control Persons; Compliance with Section 16(a) of the Exchange Act
     Item 10.    Executive Compensation
     Item 11.    Security Ownership of Certain Beneficial
                 Owners and Management
     Item 12.    Certain Relationships and Related
                 Transactions
     Item 13.    Exhibits

SIGNATURES

INDEX TO FINANCIAL STATEMENTS                                     F-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

Internet Ventures, Inc., a wholly owned subsidiary of IVI Communications, Inc., was incorporated in September 1995. Its mission was to acquire and operate ISPs in Tier 3 markets and to rollout a hybrid broadband product that was delivered to the customer in partnership with local cable companies.

IVI successfully "rolled up" 13 locally branded ISPs in California, Colorado, Oregon, and Washington totaling nearly 30,000 customers with annual revenue of $6.1 million. Roughly 5% of IVI's customers were converted from dialup to various broadband technologies including, Cable, DSL and fixed wireless.
IVI's progress toward full implementation of its business plan was interrupted in April of 2000 by the collapse of the Internet business sector. In July of 2000 Nyhl Henson accepted the position of CEO and Chairman of the Board and shouldered the responsibility to restructure IVI for survival in the post collapse Internet world.

Corporate expenses were slashed, staff reduced, facilities closed, and ISP operations were managed to improve financial performance.

In August 2000, we sold our customer list of the wholly owned subsidiary Internet-On-Ramp, Inc. in Spokane, WA.

Effective May 23, 2002, Internet Ventures, Inc. agreed to recapitalize with Turer Corporation by becoming a wholly owned subsidiary of Turer. To accommodate this recapitalization, the 12,350,000 shares then outstanding of Internet Ventures, Inc. were exchanged for 12,350,000 shares of Turer. In August 2002, Turer changed its name to IVI Communications, Inc. Because original Turer shareholders retained only a tiny fraction of the combined entity, the purchase was accounted for as a reverse merger.

In December 2002, we acquired the equipment and the intellectual property of the development-stage enterprise Quik Communications Hosting, Inc. (QuikCom) for 1,600,000 shares of common stock, inclusive of consulting fees. As part of this transaction we received a loan of $100,000 and issued 125,000 warrants and 250,000 options. In November 2003, we returned the assets of QuikCom for all the previously issued stock, warrants and options, and repaid the $100,000 note at a discount.

In December 2002 and March 2003, we sold our customer list of the wholly owned subsidiary Northcoast Internet, Inc. in Eureka, CA, and realized net proceeds of $232,367.

In May 2003, we sold our customer list and assets of the wholly owned subsidiary Internet Ventures Oregon, Inc. in Ashland, OR, and realized net proceeds of $202,339.

July 31, 2003, we sold our customer list and assets of the wholly owned subsidiary Durangonet, Inc. in Durango, CO and realized net proceeds of $1,192,093.

Although our major focus is rural dial-up ISP's, we were an early participant in broadband with our Perkinet cable modem product which was initially rolled out in the rural areas of Ventura and Humboldt counties in California, rural Medford, Oregon, and installations in Spokane, WA. Other broadband products included the fiber network in Ashland, Oregon, PerKinet in rural Colorado, and DSL service in all locations.

We acquired a lot of debt in the early years with our fight for leased access from the cable companies, and with an attempt to go public which was aborted when the high-tech sector crashed.

We have now sold all our operating units in order to raise capital to achieve public status, reinvest in Tier 3 ISP's, and launch our branded wireless project. We have scaled down management to a staff of 5, the majority of which have been with the company 6 or more years, who have weathered the tough times in the industry, and are seasoned in the ISP business.

There has been no research and development.

We are not aware of any governmental regulations or approvals that would effect our business at the present time, nor any environmental laws that would effect us.

As of December 16, 2003 there are 5 corporate employees.

We currently have no recurring revenue.


ITEM 2. DESCRIPTION OF PROPERTY

Current corporate headquarters are located at 6171 W. Century Blvd., Suite 130, Los Angeles, California, very close to the Los Angeles International Airport. We occupy approximately 1,000 square feet of office space on a month-to-month rental of $1,000 per month.

The accounting and administrative offices are located at 555 H Street, Suite H, Eureka, CA. We have 1,104 square feet on a lease through October 2005 at $1,195 per month.

All locations are fully insured for property and liability.

ITEM 3. LEGAL PROCEEDINGS

The Company has three arbitrations and lawsuits outstanding as follows:

1.       Qwest Communications Corporation and its affiliated entities ("Qwest")
         ----------------------------------------------------------------------

Qwest has stated claims against some of the Company's wholly owned subsidiaries, in particular Durangonet, Inc. and Internet Ventures of Oregon, Inc., for amounts allegedly due and owing for various telecommunications services, plus interest, costs of suit and attorneys' fees. As of April 18, 2003, the aggregate amount claimed by Qwest against the Company and/or its subsidiaries was $868,647.94. (The aggregate amount claimed by Qwest as of July 31, 2003 is $923,662).

The Company intends vigorously to defend against any such claims, and to pursue its claims against Qwest for failure to provide services, damages due to the failure of Qwest's "national dial-up" service, inadequate services, and inaccurate billings. These claims against Qwest include claims for affirmative relief, as well as defenses and claims for offsets against Qwest's claims against the Company.

On June 2, 2003, the Company filed a complaint against Qwest in Los Angeles Superior Court for breaches of contracts, fraud, misrepresentation, unfair business practices, injunction, and accounting. Pursuant to mutual agreement of the parties, their respective disputes and claims are now pending resolution through binding arbitration. An arbitrator has been selected. No hearing date has been set.

Discovery in the proceedings involving Qwest has yet to be conducted. Based upon the information available, it is likely that some amount of offset shall be awarded to the Company. It is premature to estimate the amount of such offset, the amount of affirmative relief to the Company, if any, or the likelihood of Qwest's recovery.

2.       Rastegar and Matern, and Mathew J. Matern (collectively, "Matern")
         ------------------------------------------------------------------

In August 2002, suit was filed against the Company styled "Rastegar and Matern vs. IVI Communications, Inc. in the Superior Court of Los Angeles County, California, Case No. YCO 44429 and its subsidiaries. One of the Matern lawsuits was for legal fees and interest allegedly owed in the amount of $46,305 plus interest accruing since the lawsuit was filed. Trial on this lawsuit was set for August 19, 2003. On August 6, 2003, the parties agreed to settle this lawsuit for $30,000, payable $15,000 upon execution of the settlement documents and the remaining $15,000 payable in six monthly installments of $2,500 each.

On August 21, 2002, suit was filed against the Company in the Superior Court of Los Angeles County, California, Case No. BC 280017. The lawsuit seeks $145,787.50 indemnity from the Company, together with interest and fees from November 24, 1998, for defense of Mr. Matern in a lawsuit brought by a third party. The claims against Mr. Matern were resolved against the third party, which has appealed. Discovery in the indemnity lawsuit against the Company is underway. Trial has been set for April 4, 2004.

The company's primary defenses to this lawsuit include the following: (1) Conflict of Interest: Mr. Matern retained his own firm without adequate disclosure of, and client consent to, the conflict of interest; (2) The unreasonableness of the claimed fees; (3) Collateral Estoppel: A previous arbitrator ruled the reasonable fees and costs incurred by Mr. Matern were $48,499.63, not Mr. Matern's claimed amount of over $145,000. The Company contends that such finding is binding on Mr. Matern, even though the Company was not a party to the issue of Mr. Matern's fees in such prior arbitration; (4) Accord and Satisfaction and/or Offset: The prior arbitrator and subsequent court ruled that Mr. Matern's fees would be paid by the losing plaintiffs in the underlying action, a ruling which is currently on appeal with the Ninth Circuit Court of Appeals.

Because discovery is pending and because payment to Matern is uncertain pending the outcome of the appeal before the Ninth Circuit Court of Appeals, we are not able to ascertain at this time the likelihood or the amount of such recovery against the Company.

3.       New Edge Networks
         -----------------

New Edge Networks claims past-due invoices from the Company for telecommunications services, in the claimed total amount of $259,502.34 as of January 14, 2003, plus interest, costs and attorneys' fees. The Company disputes the amount of these billings and intends to defend vigorously any such claims.

The Company filed an arbitration proceeding against New Edge, contending, among other things, that New Edge charged improper termination fees of $52,000, and that New Edge was unjustly enriched at the Company's expenses by the taking of more than 300 customers without offset or compensation to the Company.

The disputes and counter-disputes between New Edge and the Company are currently in arbitration.

Pending the completion of discovery--among other things as to the valuation of the customer base taken by New Edge--it is not possible to ascertain whether New Edge is likely to obtain a net recovery against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                     PART II


ITEM 5. MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading of the Company stock.


The following securities have been issued in the last two fiscal years without registering under the Securities Act.

November 2001:  2,600,000 shares valued at $1,040,000 were issued. 1,250,000 shares were issued for consulting and legal services, and 1,350,000 shares were issued to directors and employees.

April 2002: 483,700 shares valued at $193,480 were issued. 173,700 shares were issued for interest on promissory notes and 310,000 shares were issued to directors and employees.

May 2002: 1,005,000 shares valued at $402,000 were issued. 57,000 shares were issued for consulting, 148,000 shares were issued for interest on promissory notes, and 800,000 shares were issued to directors and employees.

June 2002: 356,280 shares valued at $142,512 were issued to convert debenture holder's interest and principal.

July 2002: 334,219 shares valued at $133,688 were issued. 324,219 shares were issued to convert debenture holder's interest and principal, and 10,000 shares were issued for cash.

August 2002: 121,350 shares valued at $48,540 were issued to convert debenture holder's interest and principal.

November 2002: 1,707,913 shares valued at $683,165 were issued. 102,913 shares were issued to convert debenture holder's interest and principal, 1,600,000 shares were issued for the QuikCom acquisition, and 5,000 shares were issued for cash.

December 2002: 34,750 shares valued at $13,900 were issued to convert debenture holder's interest and principal.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------

IVI's progress toward full implementation of its business plan was interrupted in April of 2000 by the collapse of the Internet business sector. In July of 2000 Nyhl Henson accepted the position of CEO and Chairman of the Board and shouldered the responsibility to restructure IVI for survival in the post collapse Internet world.

Corporate expenses were slashed, staff reduced, facilities closed, and ISP operations were managed to improve financial performance.

During the next year IVIC's survival, including retention of core staff, completion of the audit, debt repayment and negotiation, litigation and litigation avoidance, and the filing of 10Ks and 10Qs, required the allocation of significant resources to outside professional services such as auditors and attorneys. The cash flow from the Company's operations was not sufficient to sustain these fundamental requirements of survival.
For this reason, IVIC sold its assets to position the Company to attract new funding for implementation of its re-purposed business plan.

We currently have no recurring revenues.

IVIC is pursuing becoming a professional services firm in the business of providing professional ISP management services utilizing its remaining core staff with extensive ISP management expertise and experience. IVIC is currently negotiating with other businesses to provide contractual ISP management services for ISPs to be acquired and owned by other businesses. These management services will include assistance in the due diligence and acquisition process as well as managing the ongoing operations.

As of 3/31/03 we had an accumulated operating deficit of $19,637,980 and negative stockholders' equity of $5,076,154.

We expect operating losses and negative operating cash flows to continue for at least the next twelve months, because of expected additional costs and expenses related to brand development; marketing and other promotional activities; strategic relationship development; and potential acquisitions of related complementary businesses.


Liquidity and Capital Resources
-------------------------------

Our principal source of operating capital has been provided by the sale of our stock and stockholder loans, as well as revenues from the operations. At March 31, 2003, we had working capital deficiency of $5,338,310. This deficiency includes $1,597,047 of investor notes most of which had original terms of 90 to 120 days and are over three years old; convertible debentures of $336,750 that are over four year old; net liabilities from discontinued operations of $861,182; and deferred revenues of $109,300 which consists of billing our customers in advance for services not yet received.

We supplemented our working capital by receiving cash of $1,635,942 from the sale of our California, Oregon and Colorado operations from December 2002 through August 2003.

In fiscal 2003 we issued common stock and stock options issued to vendors, outside consultants for services, asset acquisitions and payment of debts. We issued approximately $500,917 and $980,000 in stock and options for these purposes for the years ended March 31, 2003 and 2002, respectively. In addition, we issued $128,680 and $60,000 in stock and options to note holders as payment of interest and consideration to continue to roll their notes over.

We did not have revenue growth this year, and there can be no assurance that we will achieve profitability. Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

We anticipate expenditures for acquisitions in excess of $1,000,000 to expand our operation during the next twelve months. We believe that the current cash flows generated from its revenues will not be sufficient to fund our anticipated expansion of operations. We will require additional funding to finance our operations through private sales and public debt or equity offerings. However, there is no assurance that we can obtain such financing. Recurring revenues are anticipated from ISP management services but no management service contracts have been executed at this time. There can be no assurance that we will secure these contracts.

At March 31, 2003, we had 20 full-time and 7 part-time employees and one full-time and one part-time consultant.


Results of Operations- Twelve Months Ended March 31, 2003 and 2002
------------------------------------------------------------------

Revenues decreased 14% from $2,944,816 in 2002 to $2,527,620 in 2003. The decrease was mostly due to a loss of customers when a major vendor could not provide the promised service for their national dialup product, and the loss of DSL subscribers when we became delinquent in our payments to the DSL provider.

Whereas the aggregate cost of service decreases from $1,285,730 in 2002 to $1,267,679 in 2003, it increase 14% as a percentage of sales from 43% in 2002 to 49% in 2003. The increase in the percent of revenue for cost of goods sold is mostly due to having to maintain duplicate circuits when a major vendor could not provide promised service.

Selling expenses decreased from $131,775 in 2002 to $83,703 in 2003 as a result of the discontinued operations in California and Oregon.

General and administrative expenses decreased 36% from $3,283,120 in 2002 to $1,750,971 in 2003. These amounts include the issuance of stock of $980,000 in 2002 to $128,660 in 2003 in compensation to management and consultants. In addition compensation decreased nearly $400,000 and controllable costs $259,000 in fiscal 2003 compared fiscal 2002.

Depreciation and amortization increased 24% from $258,583 in 2002 to $321,366 in 2003. This is due to the increase in amount of leased equipment and shortening the expected life of equipment to three years or less depending on the life of the lease.

Interest expense increased 127% from $420,043 in 2002 to $953,795 in 2003 which included interest paid with stock of $60,000 and $128,680 in 2002 and 2003 respectively. The increase is related to the terms of rolling over the debt and bonus interest accrued by note holders.

Income from discontinued operations decreased 52% from $351,129 in 2002 to $168,281. These operations were sold in December 2002, March 2003 and May 2003.

Impairment charges of $466,658 in 2003 are related to the acquisition of the QuikCom assets that management determined are worth less than the value paid for them.

Interest income decreased 68% from $42,401 in 2002 to $13,386 in 2003. Interest income is derived from late charges on customer accounts.

We also had $34,174 in debt forgiveness in connected with settlements with vendors, which helps us by reducing our debts and future payments.

Critical Accounting Policies
----------------------------

Revenue Recognition

We recognize revenues in accordance to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements.". We had $109,300 in deferred revenue March 31, 2002. We bill our customers at the beginning of the month.


New Accounting Pronouncements
-----------------------------

None


Inflation
---------

In our opinion, inflation has not had a material effect on our operations.


Risk Factors and Cautionary Statements
--------------------------------------

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. We wish to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: our ability to meet our cash and working capital needs, our ability to successfully market our product, and other risks detailed in our periodic report filings with the Securities and Exchange Commission.

   RESULTS OF OPERATIONS

ITEM 7.  FINANCIAL STATEMENTS




                             IVI COMMUNICATIONS, INC.

                              FINANCIAL STATEMENTS
                         FROM APRIL 1, 2002 TO MARCH 31, 2003

                        WITH INDEPENDENT AUDITORS' REPORT




                                   CONTENTS



                                                                      PAGE

       Independent Auditors' Report

       Balance Sheet

       Statement of Operations and Accumulated Deficit

       Statement of Changes in Stockholder's Equity

       Statement of Cash Flows

       Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
   IVI Communications, Inc.
   Los Angeles, California

We have audited the accompanying consolidated balance sheet of IVI Communications, Inc. as of March 31, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of IVI's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IVI Communications, Inc. as of March 31, 2003 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that IVI will continue as a going concern. IVI has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans are described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

May 8, 2003

                            IVI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2003


                  ASSETS
Current Assets
  Cash                     $3,296
  Accounts receivable, net of allowance of $0                           45,385
  Receivable from the sale of California operations                     41,062
  Other                                                                 27,061
                                                                   -----------
         Total Current Assets                                          116,804
Equipment, net of $878,887 accumulated depreciation                    307,503
                                                                   -----------
                                                                   $   424,307
                                                                   ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Current portion of installment debt                              $    48,603
  Notes payable                                                      1,108,683
  Accounts payable                                                   2,382,208
  Account payable to officer                                            92,263
  Accrued interest                                                     488,364
  Customer deposits and prepayments                                    109,300
  Accrued payroll and taxes                                             27,761
  Convertible debentures                                               336,750
  Net liabilities of discontinued operations
-        California                                                    169,957
-        Oregon                                                        291,335
-        Washington                                                    399,890
                                                                   -----------
         Total Current Liabilities                                   5,455,114

Long-term portion of installment debt                                   45,347
                                                                   -----------
         Total liabilities                                           5,500,461
                                                                   -----------

Commitments and Contingencies

Stockholders' Deficit
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, none issued or outstanding
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 14,485,257 shares issued and outstanding                14,485
  Paid in capital                                                   14,547,341
  Retained deficit                                                 (19,637,980)
                                                                   -----------
         Total Stockholders' Deficit                                (5,076,154)
                                                                   -----------
                                                                   $   424,307
                                                                   ===========





                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            IVI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended March 31, 2003 and 2002


                                                        2003         2002
                                                    -----------  -----------

Revenue                                              $2,527,620  $  2,944,816


Cost of services                                      1,267,679     1,285,730
Selling                                                  83,703       131,775
General & administrative                              1,622,291     2,303,120
Services paid with stock issuance                       466,800       980,000
Debt forgiveness income                                 (34,174)
Impairment - QuikCom acquisition                        466,658
Depreciation                                            321,366       258,582
                                                    -----------  ------------
         Total operating expenses                     4,194,323     4,959,207
                                                    -----------  ------------
         Net Operating Loss                          (1,666,703)  (2,014,391)

Other income (expense)
  Interest expense                                     (615,675)    (420,043)
  Interest income                                        13,386        42,401
                                                    -----------  ------------
Net loss from continuing operations                  (2,268,992)   (2,392,033)
                                                    -----------  ------------

Discontinued operations
  Gain on the sale of the California operation          273,429
  Income (loss) from discontinued operations
    - California                                        (41,190)      376,306
    - Oregon                                            (63,958)      (25,177)
                                                    -----------  ------------
         Net Loss                                   $(2,100,711) $ (2,040,904)
                                                    ===========  ============

Basic and diluted gain (loss) per share
  - continuing operations                           $     (.18)  $       (.26)
  - discontinued operations                         $      .01   $        .04
Weighted average shares outstanding                  12,463,652     9,142,046





                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            IVI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 Common Stock                   Retained
                               Shares    Amount          Deficit        Totals
                            ---------- -----------     ------------   -----------
Balances,
    March 31, 2001           7,842,046 $11,869,542     $(15,496,365)  $(3,626,823)

Stock issued for:
    services                 2,450,000     980,000                        980,000
  interest                     150,000      60,000                         60,000

Net loss                                                 (2,040,904)   (2,040,904)
                            ---------- -----------     ------------   -----------
Balances,
    March 31, 2002          10,442,046  12,909,542      (17,537,269)   (4,627,727)

Stock issued for:
  cash                          15,000       6,000                          6,000
  services                   1,167,000     466,800                        466,800
  interest                     321,700     128,680                        128,680
  acquisition of QuikCom     1,600,000     640,000                        640,000
  debenture conversion         939,511     375,804                        375,804

Warrants issued for
  interest expense                          35,000                         35,000

Net loss                                                 (2,100,711)   (2,100,711)
                            ---------- -----------     ------------   -----------
Balances,
    March 31, 2003          14,485,257  14,561,826     $(19,637,980)  $(5,076,154)
                            ==========                 ============   ===========
Less: par value                             14,485
                                       -----------
Paid in capital                        $14,547,341
                                       ===========






                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            IVI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       Years Ended March 31, 2003 and 2002

                                                             2003        2002
                                                        -----------  -----------
Cash Flows From Operating Activities
  Net loss                                              $(2,100,711) $(2,040,904)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                            268,625      258,582
    Issuance of stock for services                          466,800      980,000
    Issuance of stock for interest                          128,680       60,000
    Issuance of warrants for interest                        35,000
    Gain on sale of California operations                  (232,367)
    Impairment of goodwill on QuikCom acquisition           466,658
    Gain on debt forgiveness                                (34,174)
    Changes in:
         Accounts receivable                                 (6,425)      16,679
         Other current assets                               (21,943)       1,122
         Accounts payable                                   555,678      284,894
         Account payable to officer                          92,263
      Accrued interest                                      133,412      212,234
      Customer deposits and prepayments                       6,520       27,567
         Accrued payroll & taxes                            (23,973)      (4,773)
                                                        -----------  -----------
  Net Cash from Operating Activities                       (265,957)    (204,599)
                                                        -----------  -----------
Cash Flows from Investing Activities
  Proceeds from sale of California operation                259,417
  Less:  amount collected after March 31, 2003              (41,062)
  Purchase of equipment                                      (7,588)    (211,078)
  Changes in other assets                                     3,238       (2,464)
                                                        -----------  -----------
  Net Cash from Investing Activities                        214,005     (213,542)
                                                        -----------  -----------
Cash Flows from Financing Activities
  Sale of stock                                               6,000
  Proceeds from note payable                                100,000      267,294
  Proceeds from new installment note payable                  6,909       74,950
  Payments on installment debt                             (183,448)    (195,801)
  Payments on notes payable                                 (69,275)     (58,520)
                                                        -----------  -----------
  Net Cash from Financing Activities                       (139,814)     187,923
                                                        -----------  -----------
  Net cash provided by discontinued operations              171,599      229,803
                                                        -----------  -----------
Net change in cash                                          (20,167)        (415)
Cash at beginning of year                                    23,463       23,878
                                                        -----------  -----------
Cash at end of year                                          $3,296      $23,463
                                                        ===========  ===========
Cash paid during the year for:
  Interest                                              $   113,191  $   138,669
  Income taxes                                                    0            0




                 See accompanying summary of accounting policies
                      and notes to financial statements.

                            IVI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The Company was formed in California in September 1995 to acquire traditional local and regional Internet access Service Providers (ISP's) in the Western States to achieve economies of operation and accelerated growth through centralized management. Currently, IVI operates only in Colorado.

Effective May 23, 2002, Internet Ventures, Inc. agreed to recapitalize with Turer Corporation by becoming a wholly-owned subsidiary of Turer. To accommodate this recapitalization, the 12,350,000 shares then outstanding of Internet Ventures, Inc. were exchanged for 12,350,000 shares of Turer. In August 2002, Turer changed its name to IVI Communications, Inc. Because original Turer shareholders retained only a tiny fraction of the combined entity, the purchase was accounted for as a reverse merger.

From inception through September 1999, 13 acquisitions were completed in Colorado, California, Oregon and Washington state. In August 2000, all of the Washington state operations were sold. In December 2002 and March 2003, all of the California operations were sold. In May 2003, all of the Oregon operations were sold, leaving only the Colorado operations remaining. Assets, liabilities and operating results in these states during the periods presented are segregated on the accompanying financial statements, because the decision to sell these entities was made in the Spring of 2002, before the date of the auditor's report on May 8, 2003.

Basis of Presentation. The consolidated financial statements include the operations of Colorado and the California corporate office after the elimination of intercompany transactions, with the net operating results of Oregon, California and Washington included as one-line items.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents as of March 31, 2003 and 2002.

Revenue Recognition. Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred as each month's services are provided, and at installation.

Long-lived Assets. Equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while minor equipment, maintenance and repairs are charged to current operations.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In 2003, the excess of the fair value of stock paid over the fair value QuikCom net assets acquired was charged to operations as impairment expense.

Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse. There was no income tax expense in 2003 or 2002.

Earnings per Share. Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2003 or 2002.

Recently issued accounting pronouncements. IVI does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flow.

NOTE 2 - GOING CONCERN

IVI's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception in 1995, IVI has accumulated losses totaling $19,496,842. IVI had negative working capital of $5,264,172 and a stockholders' deficit of $5,002,016 as of March 31, 2003. Management's plans for IVI's continued existence include issuing additional debt and equity, and selling IVI's remaining operations in Colorado to pay overhead expenses while continuing to search for more profitable Internet- and communications-related service companies to acquire.

IVI's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon obtaining additional financing. There is no assurance that IVI will be able to generate sufficient cash from operations or through the sale of additional shares of common stock or borrow additional funds.

IVI's inability to obtain additional cash could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3 - PROPERTY AND EQUIPMENT

Equipment consists of computers and communications equipment depreciated using the straight-line method of estimated useful lives of 3 - 5 years.

NOTE 4 - INSTALLMENT DEBT

Installment debt consists of 15 remaining capitalized leases with payment terms of 2 - 5 years, effective annual interest rates of 5 - 25%, and $56,727 due in fiscal 2004, $33,629 due in fiscal 2005, $19,921 due in fiscal 2006 and $1,116 due in fiscal 2007. The related equipment is collateral and is located in California and Colorado.

An additional installment obligation for $17,443 is for equipment used by the discontinued California operations and is currently not being used and has been written off. This debt is included in the balance sheet caption "Net Liabilities of discontinued operations."

NOTE 5 - NOTES PAYABLE

IVI borrowed a total of $1,077,955 from 22 different individuals during 1999 through the present, at interest rates ranging from 7% - 12%, with no collateral and payment terms of 2 or 3 years. As of May 8, 2003, all amounts are overdue excepting $224,994, which becomes due in June and December 2003.

In connection with the acquisition of QuikCom (Note 9), IVI borrowed $100,000 from an investor at 12% interest, unsecured, and with 125,000 additional warrants exercisable at $.10 per share. These warrants have a fair value estimated by management at $.38, with the $.28 difference of $35,000 recorded as interest expense in fiscal 2003.

NOTE 6 - CONVERTIBLE DEBENTURES

IVI sold units of securities for $984,428 to about 100 individuals during 1998 and 1999. Each unit consisted of one share of common stock and one debenture with interest at 12%, no collateral, and an original due date of December 2001. The debentures are convertible at any time to stock at $7.50 per share. In late 1999 to early 2000, IVI converted $373,128 in debentures into common stock. In mid-2002, IVI offered conversions at $.40 per share and 32 individuals with a face amount of $274,550 plus accrued interest of $101,254 accepted this conversion to 939,511 shares.


NOTE 7 - AMOUNT PAYABLE TO OFFICER

This includes unpaid salaries and unreimbursed expenses and carries no interest.


NOTE 8 - INCOME TAXES

Income taxes are not due since IVI has incurred losses since inception. IVI has deductible net operating losses of approximately $19,900,000, expiring in the years 2011 - 2023.

                  Deferred tax assets                $ 6,700,000
                  Less: valuation allowance           (6,700,000)
                                                     -----------
                  Net deferred taxes                 $         0
                                                     ===========

NOTE 9 - ACQUISITION OF QUIKCOM

On December 1, 2002, 1,250,000 shares were issued to acquire equipment valued at $239,084 and the intellectual property of the development-stage enterprise Quik Communications Hosting, Inc. (QuikCom). This transaction also included a consulting contract with an investor for 250,000 shares, a finders' fee paid of 100,000 shares and a $100,000 loan from that investor (see Note 5).

The transaction was valued at $640,000, or $.40 per share for the total 1,600,000 shares issued. Because the assets acquired did not constitute an ongoing business enterprise, the net of the $640,000 valuation less the fair value of the assets of $239,084 net of assumed liabilities of $65,742, or $466,658 was written off in the current year as an impairment of the assets acquired.


NOTE 10 - SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
ACTIVITIES

                                                             2003        2002
                                                          ----------  ----------
         Issuance of shares for QuikCom net assets        $  466,658
         Issuance of shares to retire convertible
           debentures and accrued interest                   375,804


NOTE 11 - STOCK OPTIONS AND WARRANTS

IVI adopted 3 stock option plans in 1995, allowing the issuance of both qualified and non-qualified options for up to 1,200,000 shares to directors, employees and consultants of IVI. The plans and warrants issuance are administered by the Board of Directors, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

No options have been issued in fiscal 2002 or 2003.

Warrants for 40,000 shares at a $.50 exercise price were issued for services rendered by a consultant in fiscal 2002 and recorded at a nominal valuation.

Warrants for 125,000 shares at a $.10 exercise price were issued as additional consideration for a $100,000 note payable in fiscal 2003, and were also recorded at a nominal valuation. There was no material difference between fair market value and intrinsic value.

In previous years when options were issued, IVI used the intrinsic value method of calculating compensation expense for employees, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123.

Summary information regarding options is as follows:

                                                                      Average         Average
                                    Number of        Price Range      Exercise        Remaining
                                     Options         Per Share         Price            Life
                                    ---------        ----------      ---------       ----------

     Balance - March 31, 2001         825,905       $ .50 - 11.       $ 5.72            2.5
         Forfeited                   (293,371)       2.50 - 11.         7.73
     Balance - March 31, 2002         532,034         .50 - 11.         5.67            2.0
         Forfeited                   ( 69,500)       4.50 - 7.50        5.80
                                    ---------
     Balance - March 31, 2003         462,534       $ .50 - $11.      $ 4.39            1.4
                                    =========

All outstanding options are exercisable as of March 31, 2003.

NOTE 12 - CONTINGENT LIABILITIES

$1,220,000 or 84% of notes and debentures payable as of March 31, 2003 are overdue. $2,050,000 or 86% of accounts payable as of March 31, 2003 are over 90 days past due. IVI has received numerous demands for payment from various vendors and debtholders. Two lawsuits against IVI have been filed to date, which IVI is defending. Management has accrued all amounts it believes are due and owing.


NOTE 13 - OPERATING LEASES

Future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of March 31, 2003 are as follows:

         Year ended March 31, 2004                             $ 25,479
                                    2005                         20,871
                                                               --------
                                    Total                      $ 46,349
                                                               ========

Rent expense was $108,031 and $104,111 for the fiscal years ended March 31, 2003 and 2002, respectively.


NOTE 14 - MAJOR CUSTOMERS AND VENDORS

Colorado's main service provider during fiscal 2003 and 2002 was Qwest, and their billings during these periods were $660,000 and $658,000, respectively.

NOTE 15 - DISCONTINUED OPERATIONS

SALE OF CALIFORNIA OPERATIONS

On December 18, 2002 and March 12, 2003, the customer list and all operations in California were sold for about 7 times monthly recurring revenue, or an after-the-fact determined $278,654. Net proceeds to IVI were $232,367 after $18,566 in offsets for customer deposits and a transaction finder's fee of $27,721. As of March 31, 2003, cash and receivables relating to this operation were $9,143, and accounts payable were $179,100, for net liabilities of $169,957.

SALE OF OREGON OPERATIONS

On May 1, 2003, the customer list and all operations in Oregon were sold for $550,000. Net proceeds to the company were $202,339 after payment of a related transaction finders fee of $55,000, other transaction costs of $763 and various liabilities of $291,898. As of March 31, 2003, cash and receivables relating to this operation were $10,039, and accounts payable were $323,656, for net liabilities of $291,335.

The decision to sell both of the above was made in March 2002.


MATERIAL SUBSEQUENT EVENTS

On July 31, 2003, the customer list and all operations in Colorado were sold for
7.7 times monthly recurring revenue. Gross sale price was $1,300,000, and net proceeds to the company were $1,192,093 after payment of various liabilities of $107,907.

In November 2003, we returned the assets of QuikCom for all the previously issued stock, warrants and options, and repaid the $100,000 note at a discount.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are none.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers
--------------------------------

Name                         Age       Position
----                         ---       --------

Nyhl Henson                  54        President, Chief Executive Officer,
                                       Chairman and Director
                             0
Charles Roodenburg           5         Chief Financial Officer, Chief Operating
                                       Officer and Director

Terms of Directors
------------------

The Directors' terms expire at the next annual shareholder's meeting following their election. Mr. Henson and Mr. Roodenburg have served as directors of IVI Communications, Inc. since the Turer acquisition in May 2002, and prior to that, Mr. Henson was a director of Internet Ventures, Inc.


Business Experience of the Directors and Executive Officers
-----------------------------------------------------------

Nyhl Henson, President, Chief Executive Officer and Chairman of the Board of Directors
--------------------------------------------------------------------------------

Nyhl Henson, a cable television programming pioneer and entertainment industry executive, serves as President and CEO. An early leader in recognizing the value of cable television programming, Henson created TelAuction, the industry's first significant home shopping venture and was instrumental in the conversion of Warner Communications' Star Channel into a satellite-delivered service known as "The Movie Channel." A co-creator of Nickelodeon TV, he served as the service's first general manager and was a key contributor to the development of MTV from Nickelodeon's "Pop Clips" program. After leaving Warner, Henson became vice president of programming and production with Oak Media Development, where he pioneered the pay-per-view genre with such events as the Rolling Stones in concert and the Leonard-Hearns and Holmes-Cooney championship fights. In 1983, he helped to create Music Village Group, a Nashville-based entertainment Company, and Music Village USA, a 40-acre theme park. Henson was named Chairman and CEO of Country Music Television when Music Village acquired the fledgling network. Country Music Television was later sold to Group W Cable as part of a $1.5 billion package. Henson most recently has served as CEO of Craftsman and Scribes Creative Workshop, an award-winning New York City-based children's television production company. He also has been involved in the development of several land-based entertainment complexes including projects in Branson, Missouri and Nashville, Tennessee.

Charlie Roodenburg, Chief Financial Officer, Chief Operating Officer and Member of the Board of Directors
--------------------------------------------------------------------------------

Charlie Roodenburg has more than 25 years of business management experience in fields as diverse as distribution, automotive parts marketing and the Internet communications industry. Roodenburg has a B.S. in Finance from the University of Southern California and an M.B.A. from Pepperdine University. From 1982-92 he held various corporate management positions in the Japanese import automotive industry, working for such giants as Mitsubishi, Toyota and Mazda. During an eight-year period with Mazda (1984-1992) Roodenburg was accessory development manager, overseeing inventory control, purchasing, marketing management and international business. His entrepreneurial skills were honed by a six-year consulting stint which included such projects as the design and production of direct mail marketing programs, sales incentive programs and the development of an intranet based collateral material ordering software package. In 1997, Roodenburg, who perceived that the Internet industry offered significant long term opportunity, accepted a management position with Northcoast Internet, an Internet Ventures subsidiary located in Eureka, California. He was responsible for the launch of PeRKInet, a telco return cable broadband service in 1998 and launched a DSL broadband offering in 1999. Subsequent to his promotion to California Regional Manager, he was responsible for the operation of five brands throughout the state and completed the assimilation of a sixth brand, TomatoWeb, located in Sacramento, California. Roodenburg's division has achieved and maintained EBIDTA earnings in excess of 20% since April 2001. In October 2002, Roodenburg was elevated to Executive Vice President and moved to corporate headquarters to assume responsibility for corporate administration and all IVI ISP operations. In May 2002 Roodenburg was named Chief Operating Officer.


Significant Employees
---------------------

Name                               Age             Position
----                               ---             --------

Alan Klein                         50              Executive Vice President
Robin Tjon                         58              Vice President and Controller


Alan Klein serves as Executive Vice President. Mr. Klein was appointed as vice president of Frontier Internet in October 1996. He managed the growth of the Company from only five employees and 2,600 customers with monthly revenues of $50,000 to a total of 30 employees and 11,000 customers with $250,000 of monthly revenues. He was appointed president in 1998 and has been instrumental in the negotiation of numerous telecommunications service contracts and the deployment of fixed wireless broadband services.

Robin Tjon, Vice President and Controller has been with the Company since 1997 as a Regional Accountant. She was instrumental in setting accounting policies and procedures and was a key member of the team that implemented the standardized billing system for the Company. Ms. Tjon assumed total responsibility for IVIC accounting and was named VP & Controller in May 2002. She managed the completion of the audit by Malone and Bailey and is instrumental in preparing IVIC's SEC filings.


Family Relationships
--------------------

There are no family relationships among directors or executive officers.


Involvement in Certain Legal Proceedings
----------------------------------------

The Company is not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, promoter or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations. Moreover, no bankruptcy petition has been filed by or against any business of which a director, director nominee, promoter or control person was a general partner or executive officer either at the time of such bankruptcy or within two years prior to that time.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following tables sets forth the compensation paid by the Company to its Chief Executive Officer and Directors for services in all capacities to the Company.

                                         SUMMARY COMPENSATION TABLE

                                                                 Annual                  Long-Term
                                                                 ------                  ---------
                                                              Compensation              Compensation
-------------------------------------------------------------------------------------------------------------
              (a)                     (b)           ( c)       (d)           (e)                (f)
                                                                                             Restricted
           Name and                                                     Other Annual           Stock
           principal                               Salary     Bonus     Compensation           Awards
           position                Year             ($)        ($)           ($)                ($)
-------------------------------------------------------------------------------------------------------------

Nyhl Henson-                        3/31/03(1)     240,000     None       None                 320,000
-------------------------------------------------------------------------------------------------------------
CEO / Chairman                      3/31/02(2)     228,333     None       None                  80,000
-------------------------------------------------------------------------------------------------------------
                                    3/31/01        100,000     None       None
-------------------------------------------------------------------------------------------------------------

Charles Roodenburg-                 3/31/03(3)      84,000     None       None                  20,000
-------------------------------------------------------------------------------------------------------------
COO / Director                      3/31/02(4)      37,000     None       None                  70,000
-------------------------------------------------------------------------------------------------------------

(1) In fiscal 2003 Nyhl Henson received $240,000 cash salary and 800,000 shares of the Company's stock valued at $0.40 per share. (2) In fiscal 2002 Nyhl Henson received $228,333 cash salary and 200,000 shares of the Company's stock valued at $0.40 per share. (3) In fiscal 2003 Charles Roodenburg received $84,000 cash salary and 50,000 shares of the Company's stock valued at $0.40 per share. (4) In fiscal 2002 Charles Roodenburg received $37,000 cash salary and 175,000 shares of the Company's stock valued at $0.40 per share.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2003 information regarding the beneficial ownership of Common Stock (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock;
(ii) by each director; (iii) by each executive officer; and (iv) by all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

      Title of         Name and Address of       Amount and Nature of         Percent of
      --------         -------------------       --------------------         ----------
        Class            Beneficial Owner        Beneficial Ownership         Class (1)
        -----            ----------------        --------------------         ---------

Common Stock         Donald Janke                         1,729,617(2)           11.09%
                     211 Via Anita
                     Redondo Beach, CA  90277

Common Stock         John & Cheryl Snyder                 1,250,000               8.63%
                     3629 Seahorn Drive
                     Malibu, CA 90265

Common Stock         Nyhl Henson                          1,010,000(3)            6.97%
                     6171 W. Century Blvd Suite 130
                     Los Angeles, CA  90045

Common Stock         Charles Roodenburg                     225,200               1.55%
                     6171 W. Century Blvd Suite 130
                     Los Angeles, CA 90045

Common Stock         Directors and Executive              1,235,200(4)            8.52%
                     Officers as a Group


(1) This table is based on 14,485,257 shares of Common Stock outstanding on March 31, 2003. If a person listed on this table has the right to obtain additional shares of Common Stock within 60 days from March 31, 2003, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.
(2) This figure includes: (a) 42,000 shares of Common Stock issuable upon the exercise of currently exercisable stock options, 25,000 of which are exercisable at a price of $0.50 per share, and 17,000 of which are exercisable at a price of $1.50 per share.
(3) This figure includes: 10,000 shares of Common Stock issuable upon the exercise of currently exercisable stock options at a price of $7.50 per share.
(4) This figure is based on the current number of shares of Common Stock that each director and executive office of IVI Communications owns, plus the number of shares of Common Stock that each director and executive officer has the right to obtain within 60 days of March 31, 2003.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


During the year ending 3/31/03, and through 6/30/03, corporate office space in Manhattan Beach, CA was rented from Nyhl Henson, CEO, in the amount of $2,500 per month. The corporate offices were moved in June 2003 to their present location in Los Angeles.


ITEM 13.  EXHIBITS

The following exhibits are filed with this Annual Report or are incorporated by reference:

Exhibit Number     Title of Exhibit

2.1                Agreement and Plan of Reorganization
2.2                Certificate of Amendment to Articles of Incorporation
3.1                Articles of Incorporation
3.2                Bylaws
9                  Voting Trust Agreement
10.1               Employment Agreement for Nyhl Henson dated May 1, 2001
10.2 A & B         Sale Agreement for California ISPs
10.3               Sale Agreement for Oregon ISPs
10.4               Purchase Agreement for Quik Communications
10.5               Sale Agreement for Colorado ISPs
14                 Code of Ethics
21                 List of subsidiaries
31.1
                   Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial
                   Officer of the Registrant
31.2               Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial
                   Officer of the Registrant
32.1               Section 906 Certification by Chief Executive Officer
32.2               Section 906 Certification by Chief Financial Officer




ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal 2003, Malone & Bailey, PLLC was paid $35,521 for auditing services, and $0 for non-auditing services.

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