Form 10QSB
period 2003-06-30
IVI COMMUNICATIONS INC
filed 2004-02-05
CIK 1140878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


Mark one

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 2003


[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OF 15 (d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from          to
                                                        ----------  ----------

                                   000 32797
                             ---------------------
                             Commission File Number


            IVI COMMUNICATIONS, INC.  formerly known as TURER CORP.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Nevada                                                  33-0965560
          ------                                                  ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



                            IVI COMMUNICATIONS, INC.
       6171 W. Century Boulevard, Suite130, Los Angeles, California        90045
 -------------------------------------------------------------------------------
                   (Address of principal executive offices)           (Zip Code)

                                 (310) 216-7740
                                 --------------
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No ( x)

The number of shares outstanding of the registrant's common stock as of June 30, 2003 was 14,485,257.

                            IVI COMMUNICATIONS, INC.
                         (Formerly Known as Turer Corp.)
                                   FORM 10-QSB



                                Table of Contents
                                -----------------



ITEM NO.  DESCRIPTION                                                      PAGE
--------  -----------                                                      ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets as of June 30, 2003

        Statements of Operations for the Three Months Periods Ended June 30, 2003 and 2002
        Statements of Cash Flows for the Three Months Periods Ended June 30, 2003 and 2002

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

Item 6. Exhibits

Signatures

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                            IVI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2003


                  ASSETS
Current Assets
  Cash                                                              $    21,443
  Accounts receivable, net of allowance of $0                            53,251
  Other                                                                  11,405
                                                                    -----------
         Total Current Assets                                            86,099
Equipment, net of $935,417 accumulated depreciation                     243,385
                                                                    -----------
                                                                    $   329,484
                                                                    ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Current portion of installment debt                               $    41,476
  Notes payable                                                       1,106,886
  Accounts payable                                                    2,576,581
  Account payable to officer                                             92,263
  Accrued interest                                                      494,153
  Customer deposits and prepayments                                      79,021
  Accrued payroll and taxes                                              22,594
  Convertible debentures                                                336,750
  Net liabilities of discontinued operations
-        California                                                      91,601
-        Oregon                                                         126,653
-        Washington                                                     399,890
                                                                    -----------
         Total Current Liabilities                                    5,367,868

Long-term portion of installment debt                                    37,407
                                                                    -----------
         Total liabilities                                            5,405,275
                                                                    -----------

Commitments and Contingencies

Stockholders' Deficit
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, none issued or outstanding
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 14,485,257 shares issued and outstanding                 14,485
  Paid in capital                                                    14,547,341
  Retained deficit                                                  (19,637,617)
                                                                    -----------
         Total Stockholders' Deficit                                 (5,075,791)
                                                                    -----------
                                                                    $   329,484
                                                                    ===========

                            IVI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  3-Month Periods Ended June 30, 2003 and 2002


                                                       2003            2002
                                                    -----------    -----------

Revenue                                             $   514,803    $   721,233


Cost of services                                        244,188        314,515
Selling                                                   9,423         17,122
General & administrative                                553,598        315,585
Services paid with stock issuance                                      466,800
Depreciation                                             56,530         50,354
                                                    -----------    -----------
         Total operating expenses                       863,739      1,164,376
                                                    -----------    -----------
         Net Operating Loss                            (348,936)      (443,143)

Other income (expense)
  Interest expense                                      (49,131)       (78,273)
  Interest income                                         2,945          3,220
                                                    -----------    -----------
Net loss from continuing operations                    (395,122)      (518,196)
                                                     -----------   -----------

Discontinued operations
  Gain on the sale of the Oregon operation              472,718
  Income (loss) from discontinued operations
    - California                                        (28,851)        49,582
    - Oregon                                            (48,382)        (1,764)
                                                    -----------    -----------
         Net Income (Loss)                          $       363    $  (470,378)
                                                    ===========    ===========

Basic and diluted gain (loss) per share
  - continuing operations                           $      (.01)   $      (.04)
  - discontinued operations                         $       .01    $       .00
Weighted average shares outstanding                  14,485,257     11,656,152

                            IVI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  3-Month Periods Ended June 30, 2003 and 2002

                                                         2003           2002
                                                      -----------   -----------
Cash Flows From Operating Activities
  Net income (loss)                                   $       363   $  (470,378)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                           56,530        50,354
    Issuance of stock for services                             --       466,800
    Issuance of stock for interest                                      107,028
    Gain on sale of Oregon operations                    (472,718)
    Changes in:
         Accounts receivable                               (7,866)       (7,460)
         Other current assets                              15,656           945
         Accounts payable                                 201,961       151,305
      Accrued interest                                      5,789        (2,234)
      Customer deposits and prepayments                   (30,279)      (11,305)
         Accrued payroll & taxes                           (5,167)        5,590
                                                      -----------   -----------
  Net Cash from Operating Activities                     (235,731)      290,645
                                                      -----------   -----------
Cash Flows from Investing Activities
  Proceeds from sale of Oregon operation,
    net of $55,000 closing costs                          495,000            --
  Proceeds from sale of California operation -
    amount collected after March 31, 2003                  41,062            --
  Changes in other assets                                      --         3,238
                                                      -----------   -----------
  Net Cash from Investing Activities                      536,062         3,238
                                                      -----------   -----------
Cash Flows from Financing Activities
  Payments on installment debt                            (15,067)      (18,471)
  Payments on notes payable                                (1,797)      (24,098)
                                                      -----------   -----------
  Net Cash from Financing Activities                      (16,864)      (42,569)
                                                      -----------   -----------
  Net cash used in discontinued operations               (265,320)     (274,777)
                                                      -----------   -----------
Net change in cash                                         18,147       (23,463)
Cash at beginning of period                                 3,296        23,463
                                                      -----------   -----------
Cash at end of period                                 $    21,443   $         0
                                                      ===========   ===========
Cash paid during the year for:
  Interest                                            $    43,342   $    30,657
  Income taxes                                                  0             0

                            IVI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of IVI Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements and notes thereto contained on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2002, as filed with Form 10KSB, have been omitted.

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

We currently have no recurring revenues and we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

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


ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

         Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded, as of fifteen days prior to the filing date of this report, that these disclosure controls and procedures are effective.

         Changes in internal controls. Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
(a)

Exhibit Number   Title of Exhibit

2.1              Agreement and Plan of Reorganization**
2.2              Certificate of Amendment to Articles of Incorporation***
3.1              Articles of Incorporation****
3.2              Bylaws****
9                Voting trust agreement*****
10.1             Employment Agreement for Nyhl Henson dated May 1, 2001*****
10.3             Sale Agreement for Oregon ISPs*****
10.5             Sale Agreement for Colorado ISPs*****
31.1
                 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive
                 Officer of the Registrant
31.2             Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial
                 Officer of the Registrant
32.1             Section 906 Certification by Chief Executive Officer
32.2             Section 906 Certification by Chief Financial Officer

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