Form 10QSB
period 2003-09-30
IVI COMMUNICATIONS INC
filed 2004-02-05
CIK 1140878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


Mark one

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended September 30, 2003


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



                            IVI COMMUNICATIONS, INC.
       6171 W. Century Boulevard, Suite 130, Los Angeles, California 90045
 -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (310) 216-7740
                                 --------------
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No ( x )

The number of shares outstanding of the registrant's common stock as of September 30, 2003 was 14,485,257.

                                IVI COMMUNICATIONS, INC.
                            (Formerly Known as Turer Corp.)
                                   FORM 10-QSB



                                Table of Contents
                                -----------------



ITEM NO.  DESCRIPTION                                                      PAGE
--------  -----------                                                      ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets as of September 30, 2003.............................


        Statements of Operations for the Three and Six Months Periods
        Ended September 30, 2003 and 2002...................................
        Statements of Cash Flows for the Three and Six Months Periods
        Ended September 30, 2003 and 2002...................................

        Notes to Financial Statements.......................................


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................

Item 3. Controls and .......................................................

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings...................................................

Item 2. Changes in Securities and Use of Proceeds...........................

Item 3. Defaults Upon Senior Securities.....................................

Item 4. Submission of Matters to a Vote of Security Holder..................

Item 5. Other Information...................................................

Item 6. Exhibits and Reports on Form 8-K....................................

Signatures..................................................................

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                            IVI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2003



                  ASSETS
Current Assets
  Cash                                                             $    571,796
  Accounts receivable                                                    25,132
    Other                                                                 3,461
                                                                   ------------
         Total Current Assets                                           600,389
                                                                   ------------
Equipment, net of $746,084 accumulated depreciation                     170,323
                                                                   ------------
                                                                   $    770,712
                                                                   ============


         LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
    Current portion of installment debt                            $     32,927
  Notes payable                                                       1,082,909
  Accounts payable                                                    2,453,904
    Account payable to officer                                           64,703
    Accrued interest                                                    515,377
  Convertible debentures                                                336,750
  Net liabilities of discontinued operations
    - California                                                         46,701
    - Oregon                                                            127,026
    - Washington                                                        399,082
                                                                   ------------
         Total Current Liabilities                                    5,059,379
                                                                   ------------
Long-term portion of installment debt                                    31,284
                                                                   ------------
         Total Liabilities                                            5,090,663
                                                                   ------------

Commitments and Contingencies

Stockholders' Deficit
  Convertible preferred stock, $.001 par value, 5,000,000
    shares authorized, none issued or outstanding
  Common stock, $.001 par value, 20,000,000 shares
    authorized, 14,485,257 shares issued and outstanding                 14,485
  Paid in capital                                                    14,547,341
  Deficit                                                           (18,881,777)
                                                                   ------------
         Total Stockholders' Deficit                                ( 4,319,951)
                                                                   ------------
                                                                   $    770,712
                                                                   ============

                            IVI COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months                        Six Months
                                                Ended September 30,                Ended September 30,
                                              2003              2002              2003             2002
                                            ---------        -----------      -----------       -----------
Revenues                                    $ 163,988        $   700,157      $   678,791       $ 1,421,390


Cost of services                               59,415            352,622          303,603           667,137
Selling                                         3,163             17,018           12,586            34,140
General and administrative                    516,256            518,643        1,069,853           866,966
Services paid with
  stock issuance                                                                                    466,800
Depreciation                                   42,286             49,544           98,816            67,160
Gain on the sale of the
  Colorado operation                       (1,269,224)                         (1,269,224)
                                            ---------         ----------        ---------       -----------
    Total operating expenses                 (648,104)           937,827          215,634         2,102,203
                                            ---------         ----------        ---------       -----------
    Net Operating Income
    (Loss)                                    812,092           (237,670)         463,157          (680,813)

Other income (expense)
  Interest expense                            (59,105)           (55,180)        (108,236)         (133,453)
  Interest income                               1,731              4,672            4,676             7,892
                                            ---------         ----------         ---------      -----------
Net Income (Loss) from
    Continuing Operations                     754,718           (288,178)         359,597          (806,374)
                                            ---------         ----------         ---------      -----------
Discontinued operations
  Gain on the sale of the
    Oregon operation                              120                             472,838
  Income (loss) from
    discontinued operations
    - California                                1,373            (16,349)         (27,478)           33,233
    - Oregon                                     (372)           (10,228)         (48,754)          (11,992)
                                            ---------         ----------        ---------       -----------
Net Income (Loss)                           $ 755,839         $ (314,755)       $ 756,203       $  (785,133)
                                            =========         ==========        =========       ===========

Basic & diluted gain
    (loss) per common share
  - continuing operations                   $     .05         $    (.02)        $     .02            $(.07)
  - discontinued operations                 $     .00         $    (.00)        $     .03            $(.00)

Weighted average
    shares outstanding                     14,485,257         12,870,257        14,485,257      11,663,652

                            IVI COMMUNICATIONS, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
            3- and 6-Month Periods Ended September 30, 2003 and 2002


                                                          2003          2002
Cash Flows From Operating Activities                   -----------  -----------
  Net income (loss)                                    $   756,203 $   (785,133)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                            98,816      99,898
    Stock issued for services                                          466,800
    Stock issued for interest                                          107,028
    Gain on sale of Oregon operation                      (472,838)
    Gain on sale of Colorado operation                  (1,269,224)
  Changes in:
    Accounts receivable                                     20,253      (16,544)
    Other current assets                                    23,600      (52,728)
    Accounts payable                                        79,364      436,102
    Account payable to officer                             (27,520)
    Accrued interest                                        27,013       66,790
    Customer deposits and prepayments                     (109,300)     (21,683)
    Accrued payroll and taxes                              (27,761)       5,590
                                                       -----------  -----------
         Net Cash Used in Operating Activities            (901,394)     306,120
                                                       -----------  -----------
Cash Flows from Investing Activities
  Proceeds from sale of Oregon operation,
    net of $55,000 closing costs                           495,000
  Proceeds from sale of Colorado operation               1,300,000
  Proceeds from sale of California operation -
    amount collected after March 31, 2003                   41,062
  Changes in other assets                                                 3,238
                                                       -----------  -----------
         Net Cash Provided By Investing Activities       1,836,062        3,238
                                                       -----------  -----------
Cash Flows from Financing Activities
  Proceeds from sale of common stock                                      6,000
  Payments on installment debt                             (29,739)     (73,632)
  Advances by related parties                              (25,774)     (48,070)
                                                       -----------  -----------
Net Cash Used in Financing Activities                      (55,513)    (115,702)
                                                       -----------  -----------
Net cash used in discontinued operations                  (310,655)    (206,755)
                                                       -----------  -----------
Net Increase (Decrease) in Cash                            568,500      (13,099)

Cash at beginning of period                                  3,296       23,463
                                                       -----------  -----------
Cash at end of period                                  $   571,796  $    10,364
                                                       ===========  ===========

                            IVI COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of IVI Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2002, as filed with Form 10-KSB, have been omitted.


NOTE 2 - SALE OF COLORADO OPERATIONS

On July 31, 2003, the customer list and all operations in Colorado were sold for $1,300,000. Net proceeds to the company were $1,192,093 after payment of transaction costs and various liabilities.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------



Exhibit Number   Title of Exhibit

2.1              Agreement and Plan of Reorganization**
2.2              Certificate of Amendment to Articles of Incorporation***
3.1              Articles of Incorporation****
3.2              Bylaws****
9                Voting trust agreement*****
10.1             Employment Agreement for Nyhl Henson dated May 1, 2001*****
10.5             Sale Agreement for Colorado ISPs*****
31.1             Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive
                 Officer of the Registrant
31.2             Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial
                 Officer of the Registrant
32.1             Section 906 Certification by Chief Executive Officer
32.2             Section 906 Certification by Chief Financial Officer


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