Form 10QSB
period 2003-12-31
IVI COMMUNICATIONS INC
filed 2004-02-23
CIK 1140878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


Mark one

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended December 31, 2003


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

The number of shares outstanding of the registrant's common stock as of December 31, 2003 was 13,175,000.

                                IVI COMMUNICATIONS, INC.
                            (Formerly Known as Turer Corp.)
                                   FORM 10-QSB



                                Table of Contents
                                -----------------



ITEM NO.  DESCRIPTION                                                      PAGE
--------  -----------                                                      ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets as of December 31, 2003................................3


        Statements of Operations for the Three Month and Nine Month Period
        Ended December 31, 2003 and 2002......................................4
        Statements of Cash Flows for the Nine Month Period
        Ended December 31, 2003 and 2002......................................5
        Notes to Financial Statements.........................................6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................7

Item 3. Controls and Procedures...............................................8

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.....................................................9

Item 2. Changes in Securities and Use of Proceeds............................10

Item 3. Defaults Upon Senior Securities......................................10

Item 4. Submission of Matters to a Vote of Security Holder...................10

Item 5. Other Information....................................................10

Item 6. Exhibits.............................................................10

Signatures...................................................................11

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
------------------------------


                            IVI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

ASSETS
  Current assets
   Cash                                                        $        66,345
   Prepaid expenses                                                    100,654
                                                               ---------------
               Total current assets                                    166,999
                                                               ---------------

   Total assets                                                $       166,999
                                                               ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
   Current portion of installment debt                         $        28,029
   Accounts payable                                                  2,513,267
   Accrued interest                                                    560,713
   Notes Payable                                                       974,772
   Debentures                                                          336,750
   Net liabilities of discontinued operations
     - California                                                       78,989
     - Oregon                                                          127,862
     - Washington                                                      388,296
                                                               ---------------
        Total current liabilities                                    5,008,678
                                                               ---------------

  Long-term portion of installment debt                                 25,505
                                                               ---------------

               Total liabilities                                     5,034,183
                                                               ---------------

Commitments and Contingencies

Stockholders' Deficit
  Convertible preferred stock, $.001 par value, 5,000,000
   shares authorized, non issued or outstanding
  Common stock, $.001 par value; 50,000,000 shares
   authorized, 13,175,000 shares issued and outstanding                 13,175
  Paid-in capital                                                   14,484,068
  Accumulated deficit                                              (19,364,429)
                                                               ---------------
   Stockholders' deficit                                            (4,867,186)
                                                               ---------------

   Total liabilities and stockholders' equity                  $       166,997
                                                               ===============

                            IVI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                                    3 Months Ended Dec. 31,             9 Months Ended Dec. 31,
                                                     2003              2002              2003              2002
                                                ---------------- ----------------- ----------------- ------------------

 Revenue                                                         $        574,999  $        678,791  $       1,996,389

 Cost of Services                               $         5,525           286,461           309,128            953,598
 Selling                                                  1,960            23,220            14,546             57,360
 General and Administrative                             460,070         1,053,143         1,574,245          1,394,546
 Depreciation                                                              71,527            98,816            171,425
 Services paid with stock issuance                       70,000                              70,000            466,800
 Impairment of corporate fixed assets                  (159,500)                           (159,500)
 Impairment of QuikComm Acquisition                                                                            466,658
 Gain on the sale of the Colorado operation                                              (1,269,224)
                                                ---------------- ----------------- ----------------- ------------------
  Total Operating Expenses                              378,055         1,434,351           638,011          3,510,387
                                                ---------------- ----------------- ----------------- ------------------

 Net Operating Profit (Loss)                           (378,055)         (859,352)           40,780         (1,513,998)

Other Income (Expense)
 Interest Expense                                       (82,157)         (332,089)         (190,393)          (465,542)
 Interest Income                                                            2,844             4,676             10,736
                                                ---------------- ----------------- ----------------- ------------------

 Net Income (Loss) from Continuing Operations          (460,212)       (1,188,597)         (144,937)        (1,968,804)

 Gain (Loss) on Discontinued Operations
  California                                                              273,429                              273,429
  Oregon                                                                                    472,838
 Income (Loss) from Discontinued Operations
  California                                               (279)            2,462           (27,757)           (60,726)
  Oregon                                                (22,161)          (36,544)          (26,593)          (109,154)
                                                ---------------- ----------------- ----------------- ------------------

 Net Income (Loss)                                     (482,652) $       (949,250) $        273,551  $      (1,865,255)
                                                ================ ================= ================= ==================

 Basic and diluted loss per share                        ($0.04)           ($0.07)            $0.02             ($0.16)

 Weighted average shares outstanding                 13,297,757        14,485,257        13,160,257         11,860,779


                            IVI COMMUNICATIONS, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDING DECEMBER 31, 2003 and 2002

                                                                   2003                 2002
                                                           --------------------- --------------------

OPERATING ACTIVITIES
Net Income (Loss)                                          $            273,551  $        (1,734,383)
Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
      Impairment of fixed assets                                        159,500
      Impairment of goodwill on QuikCom acquisition                                          466,658
      Depreciation                                                       98,816              171,425
      Stock issued for services                                          70,000              466,800
      Stock issued for interest                                                              107,028
      Bad debts                                                          31,464
      Gain on sale of Oregon operation                                 (472,718)
      Gain on sale of Colorado operation                             (1,269,224)
      Gain on sale of California operation                                                  (273,429)
      Gain on debt forgiveness                                                               (34,174)
Changes in:
      Accounts receivable                                                13,921              (25,447)
      Prepaid expenses and other current assets                         (73,593)             (41,562)
      Accounts payable                                                  (57,635)             672,891
      Accounts payable to officer                                       (47,500)
      Accrued interest                                                   72,349               98,206
      Customer deposits and prepayments                                (109,300)              16,412
                                                           --------------------- --------------------
Net cash provided by Operating Activities                            (1,310,369)            (109,575)
                                                           --------------------- --------------------

Cash Flows from Investing Activities
       - Oregon, net of $55,000 closing costs                           495,000
       - Colorado                                                     1,300,000
       - California, collected after March 31, 2003                      41,062
       - California                                                                          198,791
      Purchase of equipment                                                                   (5,034)
      Changes in other assets                                                                  3,238
                                                           --------------------- --------------------
Net cash provided by Investing Activities                             1,836,062              196,995
                                                           --------------------- --------------------

Cash Flows from Financing Activities
      Payments on installment debt                                      (40,416)             (53,080)
      Payments on notes payable                                        (133,911)             (69,306)
      Sale of stock                                                                            6,000
      Proceeds from note payable                                                             100,000
      Proceeds from installment debt                                                           4,766
                                                           --------------------- --------------------
Net cash provided by Financing Activities                              (174,327)             (11,620)
                                                           --------------------- --------------------

Net cash used in discontinued operations                               (288,317)             (79,086)
                                                           --------------------- --------------------

Net Increase (Decrease) in Cash                                          63,049               (3,286)

Cash at beginning of period                                               3,296               23,463

                                                           --------------------- --------------------
Cash at end of period                                      $             66,345  $            20,177
                                                           ===================== ====================


                            IVI COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of IVI Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2003, as filed with Form 10-KSB, have been omitted.


NOTE 2 - SALE OF COLORADO OPERATIONS

On July 31, 2003, the customer list and all operations in Colorado were sold for $1,300,000. Net proceeds to the company were $1,192,093 after payment of transaction costs and various liabilities.

ITEM 2.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:
--------------------------------------------------------

OVERVIEW

IVI Communications continues to refine its business plan to acquire, own and operate local and/or regional Internet Service Providers (ISPs). This will require the Company to successfully raise new capital by equity offerings or acquire ISPs through issuance of the Company's common stock. The Company is also preparing proposals to provide fixed wireless broadband services to local ISPs across the Country. IVI Communications is also pursuing becoming a professional services firm in the business of providing professional ISP management services utilizing its remaining core staff with extensive ISP management expertise and experience. The Company is currently negotiating with other businesses to provide contractual ISP management services for ISPs to be acquired and owned by other businesses. These management services will include assistance in the due diligence and acquisition process as well as managing the ongoing operations.

The Company expects operating losses and negative operating cash flows to continue for at least the next twelve months because of expected additional costs and expenses related to brand development, marketing and other promotional activities, strategic relationship development, and potential acquisitions of related complementary businesses.

STATEMENT OF OPERATIONS

On November 7, 2003, the Company entered into an agreement with the owners of Quik Communications Hosting, Inc. to rescind the original transaction entered into on November 21, 2002. In this agreement, the Company acquired Quik Communications Hosting, Inc for 1,250,000 shares of common stock and received a loan from the financial backer of Quik Communications Hosting, Inc in the amount of $100,000 with full principal repayment due in 12 months with monthly interest only payments at 12% per annum. The Company also issued warrants for 250,000 shares of common stock at $.10 per share to this lender in connection with said loan. IVI Communications repaid the lender a total of $92,000 and returned the remaining equipment of Quik Communications Hosting Inc. owned by the Company. The owners of Quik Communications Hosting, Inc. returned the 1,250,000 shares of common stock and the lender returned the warrant for 250,000 shares of common stock. Both parties agreed to release the other from any and all other obligations of the transaction including an employment contract between IVI Communications and the owner of Quik Communications Hosting, Inc. All parties agree to settle and release both parties from any and all claims resulting from the transaction.

The Company has been unable since November, 2003, to meet its commitments on eleven settlement agreements. The Company is working with the parties involved toward a resolution that forestalls the entry of any judgments.

The Company has negotiated and entered into a Letter of Intent on Dec. 16, 2003 to acquire the dial-up subscribers of an Indiana based ISP in exchange for an amount of common stock in the Company, said amount to be negotiated at time of a definitive agreement with a requirement that the stock must be publicly trading. The Letter of Intent also specifies that the Company will contract with the ISP to continue to mange the ISP pursuant to a management agreement with mutually acceptable financial performance for the ISP operation. Under this Letter of Intent, the Company also agreed to assist the ISP in raising $500,000 in capital to fund the ISP's broadband company which would be operated as a new entity, in which the Company would hold an equity position in exchange for raising the above mentioned capital.

RESULTS OF OPERATIONS

Nine Months Ended December 31, 2003 Compared to the Nine Months Ended December 31, 2002

The Company currently has no recurring revenues and the Company believes that period-to-period comparisons of the Company's results of operations are not a good indication of future performance.


SUBSEQUENT EVENTS

The Company continues to negotiate a Definitive agreement and complete due diligence with an Indiana ISP pursuant to the terms of the Letter of Intent. A mutually acceptable definitive agreement and management agreement for the ISP has not been reached. There cannot be any assurance that the closing will occur in the first quarter of 2004 or that the closing will occur at all.

The Company is negotiating ISP management agreements with a California corporation to manage ISPs that the California Corporation is attempting to purchase. This California Corporation has not completed the acquisition of any ISPs but has agreed to use the services of the Company to manage their ISP properties pursuant to the successful negotiation of a mutually acceptable management agreement.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed itself through this quarter from cash reserves received from the sale of the assets of the wholly owned subsidiary ISP in Colorado. The Company anticipates expenditures for acquisitions in excess of $1,000,000 to expand operations during the next twelve months. The Company will require additional funding to finance its operations through private sales and public debt or equity offerings. However, there is no assurance that the Company can obtain such financing. Recurring revenues are anticipated from ISP management services but no management service contracts have been executed at this time. There can be no assurance that the Company will secure these contracts. Recurring revenues are anticipated from ISPs owned and operated by the Company, but there can be no assurance that the Company will be able to raise the capital needed to acquire these ISPs or reach acceptable terms for a definitive agreement.


"SAFE HARBOR" STATEMENT

      The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the Statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, that ( (1) needed financing will not be available to the Company as needed, and (2) the Company will not be able to acquire and operate ISPs after receiving financing for a variety of reasons such as an inability to identify willing sellers or an inability to reach a mutually acceptable definitive agreement(s). (3) once we acquire ISPs the Company may not be able to retain or grow the subscriber base or achieve a level of profitability to meet cash requirements for the Company. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports and documents.


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

1. Qwest Communications Corporation and its affiliated entities (Qwest")

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

On June 2, 2003, the Company filed a complaint against Qwest in Los Angeles Superior Court for breaches of contracts, fraud, misrepresentation, unfair business practices, injunction, and accounting. Pursuant to mutual agreement of the parties, their respective disputes and claims are now pending resolution through binding arbitration. An arbitrator has been selected. Hearings have been scheduled for July, 2004.

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

2. Rastegar and Matern, and Mathew J. Matern (collectively, "Matern")

In August 2002, suit was filed against the Company and its subsidiaries styled "Rastegar and Matern vs. IVI Communications, Inc. in the Superior Court of Los Angeles County, California, Case No. YCO 44429. One of the Matern lawsuits was for legal fees and interest allegedly owed in the amount of $46,305 plus interest accruing since the lawsuit was filed. Settlement of this lawsuit was reached for $30,000, of which $20,000 has been paid.

On August 21, 2002, suit was filed against the Company in the Superior Court of Los Angeles County, California, Case No. BC 280017. The lawsuit seeks $145,787.50 indemnity from the Company, together with interest and fees from November 24, 1998, for defense of Mr. Matern in a lawsuit brought by a third party. The claims against Mr. Matern were resolved against the third party, which has appealed. Discovery in the indemnity lawsuit against the Company has not yet been conducted. Trial has been set for April, 2004.

The Company's primary defenses to this lawsuit include the following: (1) Conflict of Interest: Mr. Matern retained his own firm without adequate disclosure of, and client consent to, the conflict of interest;(2) The unreasonableness of the claimed fees; (3) Collateral Estoppel: A previous arbitrator ruled the reasonable fees and costs incurred by Mr. Matern were $48,499.63, not Mr. Matern's claimed amount of over $145,000. The Company contends that such finding is binding on Mr. Matern, even though the Company was not a party to the issue of Mr. Matern's fees in such prior arbitration; (4) Accord and Satisfaction and/or Offset: The prior arbitrator and subsequent court ruled that Mr.
Matern's fees would be paid by the losing plaintiffs in the underlying action, a ruling which is being appealed by the affected third parties.

Because discovery is pending and because payment to Matern is uncertain pending the outcome of the suit between Matern and the third parties, we are not able to ascertain at this time the likelihood or the amount of such recovery against the Company.

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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------



Exhibit Number   Title of Exhibit

2.1              Agreement and Plan of Reorganization**
2.2              Certificate of Amendment to Articles of Incorporation**
3.1              Articles of Incorporation**
3.2              Bylaws**
10.1             Employment Agreement for Nyhl Henson dated May 1, 2001**
10.2 A&B         Sale Agreements for California ISPs**
10.3             Sale Agreement for Oregon ISPs**
10.4             Purchase Agreement for Quik Communications**
10.5             Sale Agreement for Colorado ISPs**
10.6a-b-c        Settlement Agreements with Quik Communications
31.1             Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive
                 Officer of the Registrant
31.2             Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial
                 Officer of the Registrant
32.1             Section 906 Certification by Chief Executive Officer
32.2             Section 906 Certification by Chief Financial Officer



            ** Incorporated by reference to the exhibits filed with the Form 10KSB filed on February 5, 2004, File No 000-32797

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:       February 23, 2004              By:        /s/ Nyhl Henson
                                                     -----------------------
                                                    Nyhl Henson
                                                    Chief Executive Officer




Date:       February 23, 2004              By:        /s/ Charles Roodenburg
                                                     ----------------------
                                                     Charles Roodenburg
                                                     Chief Financial Officer