Form 10KSB/A
period 2003-03-31
IVI COMMUNICATIONS INC
filed 2004-03-08
CIK 1140878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 AMENDMENT NO. 1
                                   FORM 10-KSB




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


As of March 31, 2003, there were 15,135,257 shares of the issuer's $.001 par value common stock issued and outstanding.


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


In June 2002, Internet Ventures, Inc. implemented a Debenture Conversion program whereby debenture holders could elect to convert their debentures into Internet Ventures, Inc. common stock. This conversion resulted in the issuance of 954,511 shares of IVI common stock, bringing the total issued stock to 12,885,257. In December 2003, the Board of Directors resolved that the Company issue 535,257 shares of common stock to the Internet Ventures, Inc. Voting Trust to maintain the one-for-one exchange that was agreed upon in the Plan of Reorganization.


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

  ITEM 7.  FINANCIAL STATEMENTS



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

MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

May 8, 2003

                            IVI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2003


                                     ASSETS

Current Assets
  Cash                                                              $     3,296
  Accounts receivable, net of allowance of $0                            45,385
  Receivable from the sale of California operations                      41,062
  Other                                                                  27,061
                                                                    -----------
         Total Current Assets                                           116,804
Equipment, net of $878,887 accumulated depreciation                     307,503
                                                                    -----------
                                                                    $   424,307
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Current portion of installment debt                               $    48,603
  Notes payable                                                       1,108,683
  Accounts payable                                                    2,382,208
  Account payable to officer                                             92,263
  Accrued interest                                                      488,364
  Customer deposits and prepayments                                     109,300
  Accrued payroll and taxes                                              27,761
  Convertible debentures                                                336,750
  Net liabilities of discontinued operations
  -        California                                                   169,957
  -        Oregon                                                       291,335
  -        Washington                                                   399,890
                                                                    -----------
         Total Current Liabilities                                    5,455,114

Long-term portion of installment debt                                    45,347
                                                                    -----------
         Total liabilities                                            5,500,461
                                                                    -----------

Commitments and Contingencies

Stockholders' Deficit
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, none issued or outstanding
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 15,135,257 shares issued and outstanding                 15,135
  Paid in capital                                                    14,546,692
  Retained deficit                                                  (19,637,980)
                                                                    -----------
         Total Stockholders' Deficit                                 (5,076,153)
                                                                    -----------
                                                                    $   424,307
                                                                    ===========



                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            IVI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended March 31, 2003 and 2002


                                                        2003             2002
                                                    ------------     -------------
Revenue                                             $  2,527,620     $   2,944,816


Cost of services                                       1,267,679         1,285,730
Selling                                                   83,703           131,775
General & administrative                               1,622,291         2,303,120
Services paid with stock issuance                        466,800           980,000
Debt forgiveness income                                  (34,174)
Impairment - QuikCom acquisition                         466,658
Depreciation                                             321,366           258,582
                                                    ------------     -------------
         Total operating expenses                      4,194,323         4,959,207
                                                    ------------     -------------
         Net Operating Loss                           (1,666,703)       (2,014,391)

Other income (expense)
  Interest expense                                      (615,675)         (420,043)
  Interest income                                         13,386            42,401
                                                    ------------     -------------
Net loss from continuing operations                   (2,268,992)       (2,392,033)
                                                    ------------     -------------
Discontinued operations
  Gain on the sale of the California operation           273,429
  Income (loss) from discontinued operations
    - California                                         (41,190)          376,306
    - Oregon                                             (63,958)          (25,177)
                                                    ------------     -------------
         Net Loss                                     (2,100,711)       (2,040,904)
                                                    ============     =============

Basic and diluted gain (loss) per share
  - continuing operations                           $       (.18)    $        (.26)
  - discontinued operations                         $        .01     $         .04
Weighted average shares outstanding                   12,446,071         9,142,046



                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            IVI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                 Common Stock
                            ------------------------   Retained
                              Shares       Amount       Deficit        Totals
                            ----------  ------------ -------------  -----------
Balances,
    March 31, 2001           7,842,046  $ 11,869,542 $ (15,496,365) $(3,626,823)

Stock issued for:
    services                 2,450,000       980,000                    980,000
  interest                     150,000        60,000                     60,000

Net loss                                                (2,040,904)  (2,040,904)
                            ----------  ------------ -------------  -----------
Balances,
    March 31, 2002          10,442,046    12,909,542   (17,537,269)  (4,627,727)

Stock issued for:
  services                   1,167,000       466,800                    466,800
  interest                     321,700       128,680                    128,680
  reverse acquisition          650,000             0                          0
  acquisition of QuikCom     1,600,000       640,000                    640,000
  debentures conversion        939,511       375,805                    375,805
  cash                          15,000         6,000                      6,000

Warrants issued for
  interest expense                            35,000                     35,000

Net loss                                                (2,100,711)  (2,100,711)
                            ----------  ------------ -------------  -----------
Balances,
    March 31, 2003          15,135,257    14,561,827 $ (19,637,980) $(5,076,153)
                            ==========  ============ =============  ============
Less: par value                               15,135
                                         -----------
Paid in capital                          $14,546,692
                                         ===========


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            IVI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       Years Ended March 31, 2003 and 2002

                                                            2003              2002
                                                        -------------     -------------
Cash Flows From Operating Activities
  Net loss                                              $  (2,100,711)    $  (2,040,904)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                              268,625           258,582
    Issuance of stock for services                            466,800           980,000
    Issuance of stock for interest                            128,680            60,000
    Issuance of warrants for interest                          35,000
    Gain on sale of California operations                    (232,367)
    Impairment of goodwill on QuikCom acquisition             466,658
    Gain on debt forgiveness                                  (34,174)
    Changes in:
         Accounts receivable                                   (6,425)           16,679
         Other current assets                                 (21,943)            1,122
         Accounts payable                                     555,678           284,894
         Account payable to officer                            92,263
      Accrued interest                                        133,412           212,234
      Customer deposits and prepayments                         6,520            27,567
         Accrued payroll & taxes                              (23,973)           (4,773)
                                                        -------------     -------------
  Net Cash from Operating Activities                         (265,957)         (204,599)
                                                        -------------     -------------
Cash Flows from Investing Activities
  Proceeds from sale of California operation                  259,417
  Less:  amount collected after March 31, 2003                (41,062)
  Purchase of equipment                                        (7,588)         (211,078)
  Changes in other assets                                       3,238            (2,464)
                                                        -------------     -------------
  Net Cash from Investing Activities                          214,005          (213,542)
                                                        -------------     -------------
Cash Flows from Financing Activities
  Sale of stock of subsidiary                                   6,000
  Proceeds from note payable                                  100,000           267,294
  Proceeds from new installment note payable                    6,909           174,950
  Payments on installment debt                               (183,448)         (195,801)
  Payments on notes payable                                   (69,275)          (58,520)
                                                        -------------     -------------
  Net Cash from Financing Activities                         (139,814)          187,923
                                                        -------------     -------------
  Net cash provided by discontinued operations                171,599           229,803
                                                        -------------     -------------
Net change in cash                                            (20,167)             (415)
Cash at beginning of year                                      23,463            23,878
                                                        -------------     -------------
Cash at end of year                                     $       3,296     $      23,463
                                                        =============     =============
Cash paid during the year for:
  Interest                                              $     113,191     $     138,669
  Income taxes                                                      0                 0


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

Effective May 23, 2002, Internet Ventures, Inc. agreed to recapitalize with Turer Corporation by becoming a wholly-owned subsidiary of Turer. To accommodate this recapitalization, the 11,930,746 shares then outstanding of Internet Ventures, Inc. were exchanged for 11,930,746 shares of Turer. In August 2002, Turer changed its name to IVI Communications, Inc. Because original Turer shareholders retained only a tiny fraction of the combined entity, the purchase was accounted for as a reverse acquisition.

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

NOTE 10 - SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
ACTIVITIES

                                                              2003        2002
                                                           ---------  ----------
         Issuance of shares for QuikCom net assets         $ 466,658
         Issuance of shares in subsidiary to retire
           convertible debentures and accrued interest       375,804


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

Summary information regarding options is as follows:

                                                                           Weighted       Weighted
                                                                           Average        Average
                                           Number of      Price Range       Exercise      Remaining
                                            Options        Per Share         Price           Life
                                           ---------      -----------      ---------      ----------
     Balance - March 31, 2001                825,905      $ .50 - 11.      $    5.72          2.5
         Forfeited                          (293,371)      2.50 - 11.           7.73
     Balance - March 31, 2002                532,034        .50 - 11.           5.67          2.0
         Forfeited                          ( 69,500)    4.50 - 7.50            5.80
                                           ---------
     Balance - March 31, 2003                462,534      $.50 - $11.      $    4.39          1.4
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


NOTE 13 - OPERATING LEASES

Future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of March 31, 2003 are as follows:

         Year ended March 31, 2004                           $25,479
                              2005                            20,871
                                                             -------
                             Total                           $46,349
                                                             =======

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

      Title of         Name and Address of       Amount and Nature of         Percent of
      --------         -------------------       --------------------         ----------
        Class            Beneficial Owner        Beneficial Ownership         Class (1)
        -----            ----------------        --------------------         ---------


Common Stock         Donald Janke                         1,729,617(2)           10.65%
                     211 Via Anita
                     Redondo Beach, CA  90277

Common Stock         John & Cheryl Snyder                 1,250,000               8.26%
                     3629 Seahorn Drive
                     Malibu, CA 90265

Common Stock         Nyhl Henson                          1,010,000(3)            6.67%
                     6171 W. Century Blvd Suite 130
                     Los Angeles, CA  90045

Common Stock         Charles Roodenburg                     225,200               1.49%
                     6171 W. Century Blvd Suite 130
                     Los Angeles, CA 90045

Common Stock         Directors and Executive              1,235,200(4)            8.16%
                     Officers as a Group


(1) This table is based on 15,135,257 shares of Common Stock outstanding on March 31, 2003. If a person listed on this table has the right to obtain additional shares of Common Stock within 60 days from March 31, 2003, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.
(2) This figure includes: (a) 42,000 shares of Common Stock issuable upon the exercise of currently exercisable stock options, 25,000 of which are exercisable at a price of $0.50 per share, and 17,000 of which are exercisable at a price of $1.50 per share.
(3) This figure includes: 10,000 shares of Common Stock issuable upon the exercise of currently exercisable stock options at a price of $7.50 per share.
(4) This figure is based on the current number of shares of Common Stock that each director and executive office of IVI Communications owns, plus the number of shares of Common Stock that each director and executive officer has the right to obtain within 60 days of March 31, 2003.


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