Form 10QSB/A
period 2003-12-31
IVI COMMUNICATIONS INC
filed 2004-03-08
CIK 1140878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO. 1
                                   FORM 10-QSB



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )


The number of shares outstanding of the registrant's common stock as of December 31, 2003 was 13,710,257.

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

Signatures...................................................................11

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
------------------------------


                            IVI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003



                                     ASSETS
     Current assets
          Cash                                                          66,345
          Insurance refund receivable                                   51,151
          Prepaid expenses                                              49,503
                                                                 --------------
                       Total current assets                            166,999
                                                                 --------------

          Total assets                                                 166,999
                                                                 ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities
          Current portion of installment debt                           28,029
          Accounts payable                                           2,513,268
          Accrued interest                                             560,713
          Notes Payable                                                974,772
          Debentures                                                   336,750
          Net liabilities of discontinued operations
            - California                                                78,989
            - Oregon                                                   127,862
            - Washington                                               388,296
                                                                 --------------
               Total current liabilities                             5,008,679
                                                                 --------------

     Long-term portion of installment debt                              25,505
                                                                 --------------

                       Total liabilities                             5,034,184
                                                                 --------------

Commitments and Contingencies

Stockholders' Deficit
     Convertible preferred stock, $.001 par value, 5,000,000
          shares authorized, non issued or outstanding
     Common stock, $.001 par value; 50,000,000 shares
          authorized, 13,710,257 shares issued and outstanding          13,710
     Paid-in capital                                                14,483,534
     Accumulated deficit                                           (19,364,429)
                                                                 --------------
          Stockholders' deficit                                     (4,867,185)
                                                                 --------------

          Total liabilities and stockholders' deficit                  166,999
                                                                 ==============

                            IVI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                                   Three Months Ended Dec. 31,         Nine Months Ended Dec. 31,
                                                    2003               2002              2003              2002
                                               ----------------  ----------------  -----------------  ----------------
  Revenue                                                        $       574,999   $        678,791   $     1,996,389

  Cost of Services                             $         5,525           286,461            309,128           953,598
  Selling                                                1,960            23,220             14,546            57,360
  General and Administrative                           143,896         1,053,143          1,255,245         1,394,546
  Depreciation                                                            71,527             98,816           171,425
  Services paid with stock issuance                     70,000                               70,000           466,800
  Impairment of corporate fixed assets                 159,500                              159,500
  Impairment of QuikComm Acquisition                                                                          466,658
  Gain on the sale of the Colorado operation                                             (1,269,224)
                                               ----------------  ----------------  -----------------  ----------------
   Total Operating Expenses                            380,881         1,434,351            638,011         3,510,387
                                               ----------------  ----------------  -----------------  ----------------

  Net Operating Profit (Loss)                         (380,881)         (859,352)            40,780        (1,513,998)

Other Income (Expense)
  Interest Expense                                     (82,157)         (332,089)          (190,393)         (465,542)
  Interest Income                                                          2,844              4,676            10,736
                                               ----------------  ----------------  -----------------  ----------------

  Net Income (Loss) from Continuing Operations        (463,038)       (1,188,597)          (144,937)       (1,968,804)

  Gain (Loss) on Discontinued Operations
   California                                                            273,429                              273,429
   Oregon                                                                                   472,838
  Income (Loss) from Discontinued Operations
   California                                             (279)            2,462            (27,757)          (60,726)
   Oregon                                              (22,161)          (36,544)           (26,593)         (109,154)
                                               ----------------  ----------------  -----------------  ----------------

  Net Income (Loss)                            $      (485,478)  $      (949,250)  $        273,551   $    (1,865,255)
                                               ================  ================  =================  ================

  Basic and diluted loss per share                      ($0.04)           ($0.07)  $           0.02            ($0.16)

  Weighted average shares outstanding               13,710,263        13,535,257         13,160,257        11,860,779

                            IVI COMMUNICATIONS, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDING DECEMBER 31, 2003 and 2002

                                                            2003              2002
                                                      ----------------  ---------------
OPERATING ACTIVITIES
Net Income (Loss)                                     $       273,551   $   (1,734,383)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Impairment of fixed assets                                  159,500
  Impairment of goodwill on QuikCom acquisition                                466,658
  Depreciation                                                 98,816          171,425
  Stock issued for services                                    70,000          466,800
  Stock issued for interest                                                    107,028
  Bad debts                                                    31,464
  Gain on sale of Oregon operation                           (472,718)
  Gain on sale of Colorado operation                       (1,269,224)
  Gain on sale of California operation                                        (273,429)
  Gain on debt forgiveness                                                     (34,174)
Changes in:
  Accounts receivable                                          13,921          (25,447)
  Prepaid expenses and other current assets                   (73,593)         (41,562)
  Accounts payable                                            (57,635)         672,891
  Accounts payable to officer                                 (47,500)
  Accrued interest                                             72,349           98,206
  Customer deposits and prepayments                          (109,300)          16,412
                                                      ----------------  ---------------
Net cash provided by Operating Activities                  (1,310,369)        (109,575)
                                                      ----------------  ---------------

Cash Flows from Investing Activities
   - Oregon, net of $55,000 closing costs                     495,000
   - Colorado                                               1,300,000
   - California, collected after March 31, 2003                41,062
   - California                                                                198,791
  Purchase of equipment                                                        (5,034)
  Changes in other assets                                                        3,238
                                                      ----------------  ---------------
Net cash provided by Investing Activities                   1,836,062          196,995
                                                      ----------------  ---------------

Cash Flows from Financing Activities
  Payments on installment debt                               (40,416)          (53,080)
  Payments on notes payable                                  (133,911)         (69,306)
  Sale of stock                                                                  6,000
  Proceeds from note payable                                                   100,000
  Proceeds from installment debt                                                 4,766
                                                      ----------------  ---------------
Net cash provided by Financing Activities                    (174,327)         (11,620)
                                                      ----------------  ---------------

Net cash used in discontinued operations                     (288,317)         (79,086)
                                                      ----------------  ---------------

Net Increase (Decrease) in Cash                                63,049           (3,286)

Cash at beginning of period                                     3,296           23,463

                                                      ----------------  ---------------
Cash at end of period                                 $        66,345   $       20,177
                                                      ================  ===============


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