Form 10KSB
period 2004-03-31
IVI COMMUNICATIONS INC
filed 2004-07-14
CIK 1140878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB




[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2004
                                  --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from             to
                                           ------------   ------------

Commission File Number: 000-32797

                            IVI Communications, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                      33-0965560
------                                            -----------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

6171 W Century Blvd Suite 130, Los Angeles, CA                           90045
------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 310-216-7740
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:


  Title of Each Class                       Name of Each Exchange on which
  to be Registered:                         Each Class is to be so Registered:
  --------------------                      ----------------------------------
          None                                             None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.001                Preferred Stock, Par Value $.001
-----------------------------                --------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $3,398

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 31, 2004, approximately $0.00.

As of March 31, 2004, there were 22,710,257 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                         [X]  Yes          [ ]  No

                                TABLE OF CONTENTS


PART 1

Item 1   Description of Business                                              3
Item 2   Description of Property                                              5
Item 3   Legal Proceedings                                                    5
Item 4   Submission of Matters to a Vote of Security Holders                  8

PART 2

Item 5   Market for Common Equity and Related Stockholder Matters             8
Item 6   Management's Discussion and Analysis or Plan of Operation            9
Item 7   Financial Statements                                                12
Item 8   Changed in and Disagreements With Accountants on Accounting
                  And Financial Disclosure                                   36
Item 8A  Internal Control over Financial Reporting                           36

PART 3

Item 9   Directors, Executive Officers, Promoters and Control Persons        37
Item 10  Executive Compensation                                              39
Item 11  Security Ownership of Certain Beneficial Owners and Management      39
Item 12  Certain Relationships and Related Transactions                      40
Item 13  Exhibits                                                            40
Item 14  Principal Accountant Fees and Services                              40
Signatures                                                                   41
Certifications                                                             52-55

PART 1

ITEM 1     DESCRIPTION OF BUSINESS

Internet Ventures, Inc., a wholly owned subsidiary of IVI Communications, Inc. was incorporated in September 1995. Its mission was to acquire and operate ISPs in Tier 3 markets and to rollout a hybrid broadband product that was delivered to the customer in partnership with local cable companies.

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

In August 2000, the Company sold its customer list of the wholly owned subsidiary Internet-On-Ramp, Inc. in Spokane, WA.

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

In December 2002, the Company acquired the equipment and the intellectual property of the development-stage enterprise Quik Communications Hosting, Inc. (QuikCom) for 1,600,000 shares of common stock, inclusive of consulting fees. As part of this transaction the Company received a loan of $100,000 and issued 125,000 warrants and 250,000 options. In November 2003, the Company returned the assets of QuikCom for all the previously issued stock, warrants and options, and repaid the $100,000 note at a discount.

In December 2002 and March 2003, the Company sold its customer list of the wholly owned subsidiary Northcoast Internet, Inc. in Eureka, CA, and realized net proceeds of $232,367.

In May 2003, the Company sold its customer list and assets of the wholly owned subsidiary Internet Ventures Oregon, Inc. in Ashland, OR, and realized net proceeds of $202,339.

July 31, 2003, the Company sold its customer list and assets of the wholly owned subsidiary Durangonet, Inc. in Durango, CO and realized net proceeds of $1,192,093.

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

March 31, 2004, The Company acquired 23,000,000 shares of Broadspot Worldwide Wireless, Inc., a Canadian publicly trading corporation (pink sheet symbol BWWWF), for 9,000,000 shares of IVIC. Broadspot World Wide Wireless, Inc., is a wireless partner-development company, and will be an integral part in the development of our nationally branded fixed wireless broadband product.

Although our major focus is rural dial-up ISP's, the Company was an early participant in broadband with its Perkinet cable modem product which was initially rolled out in the rural areas of Ventura and Humboldt counties in California, rural Medford, Oregon, and installations in Spokane, WA. Other broadband products included the fiber network in Ashland, Oregon, PerKinet in rural Colorado, and DSL service in all locations.

The Company acquired significant debt in the early years as a result of its campaign for leased access from the cable companies, and with an S-1 filing that was withdrawn when the high-tech market sector crashed.

The Company has now sold all of its operating units to raise capital to complete its audit, comply with SEC filing requirements, complete the necessary filings to achieve public status, re-invest in Tier 3 ISP's, and launch a nationally branded wireless broadband product. The Company's management staff, consisting of Nyhl Henson, CEO and President, Charles Roodenburg, EVP and COO, and Robin Tjon, VP and Controller, have weathered the tough times in the industry, and are seasoned in the ISP business.

There has been no research and development.

The Company is not aware of any governmental regulations or approvals that would effect our business at the present time, nor any environmental laws that would effect the Company.

As of March 31, 2004 there are 3 corporate employees.

The Company currently has no recurring revenue.


ITEM 2     DESCRIPTION OF PROPERTY

Corporate headquarters are located at 6171 W. Century Blvd., Suite 130, Los Angeles, CA, very close to the LAX airport. The Company occupies approximately 1,000 square feet of office space on a month-to-month rental of $500 per month.

The accounting and administrative offices are located at 555 H Street, Suite H, Eureka, CA. The Company has 1,104 square feet on a lease through October 2005 at $1,195 per month.

ITEM 3     LEGAL PROCEEDINGS

The Company has three arbitrations and lawsuits outstanding as follows:

1. Qwest Communications Corporation and its affiliated entities ("Qwest")

Qwest has stated claims against some of the Company's wholly owned subsidiaries, in particular Durangonet, Inc. and Internet Ventures of Oregon, Inc., for amounts allegedly due and owing for various telecommunications services, plus interest, costs of suit and attorneys' fees. As of April 18, 2003, the aggregate amount claimed by Qwest against the Company and/or its subsidiaries was $868,647.94. (The aggregate amount claimed by Qwest as of March 31, 2004 is $923,662).

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

On June 2, 2003, the Company filed a complaint against Qwest in Los Angeles Superior Court for breaches of contracts, fraud, misrepresentation, unfair business practices, injunction, and accounting. Pursuant to mutual agreement of the parties, their respective disputes and claims are now pending resolution through binding arbitration. An arbitrator has been selected. A hearing date has been set for November 15, 2004.

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

2. Rastegar and Matern, and Mathew J. Matern (collectively, "Matern")

In August 2002, two lawsuits were filed against the Company and its subsidiaries. One of the Matern lawsuits was for legal fees and interest allegedly owed in the amount of $46,305 plus interest accruing since the lawsuit was filed. Trial on this lawsuit was set for August 19, 2003. On August 6, 2003, the parties agreed to settle this lawsuit for $30,000, payable $15,000 upon execution of the settlement documents and the remaining $15,000 payable in six monthly installments of $2,500 each.

The other Matern lawsuit seeks $145,787.50 indemnity from the Company, together with interest and fees from November 24, 1998, for defense of Mr. Matern in a lawsuit brought by a third party. The claims against Mr. Matern were resolved against the third party, which has appealed. Discovery in the indemnity lawsuit against the Company is underway. Trial was set for April 4, 2004; currently waiting to be rescheduled in 2005.

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

The disputes and counter-disputes between New Edge and the Company are currently in arbitration. A hearing date is set for November 15, 2004.

Pending the completion of discovery--among other things as to the valuation of the customer base taken by New Edge--it is not possible to ascertain whether New Edge is likely to obtain a net recovery against the Company.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART 2


ITEM 5     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At March 31, 2004, there was no public trading of company stock.

Subsequently, IVI Communications has received a trading symbol on the pink sheets (IVCM).

On June 29, 2004, The Company filed an S-8 Registration Statement.

On July 1, 2004, the Board of Directors authorized an increase in the authorized shares of Common Stock from 50,000,000 to 100,000,000. On July 2, 2004, the Board of Directors authorized a 2:1 split of the Common Stock.

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

November 2003: 1,600,000 shares valued at $640,000 were returned with the reversal of the QuikCom acquisition.

December 2003: 175,000 shares valued at $70,000 were issued for consulting services.


ITEM 6     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

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

The Company currently has no recurring revenues.

IVI Communications intends to acquire, consolidate and profitably operate locally branded ISPs offering state of the art dialup and nationally branded wireless Internet access to residential and business customers. Local ISPs are hampered in their ability to provide top of the line services and achieve profitability because they lack buying power. Through consolidation, economy of scale is achieved and profit is maximized. The Company will deploy, market, and maintain a nationally branded fixed wireless broadband solution with newly acquired ISPs in tier 3 markets. As more compelling content becomes available, the demand for and profitability of broadband services will increase dramatically. ISPs having a track record of success in broadband will not only retain customers by converting dialup to broadband but will gain new customers migrating from other dialup providers.

IVIC will also provide professional ISP management services utilizing its remaining core staff with extensive ISP management expertise and experience. IVIC is currently negotiating with other businesses to provide contractual ISP management services for ISPs to be acquired and owned by other businesses. These management services will include assistance in the due diligence and acquisition process as well as managing the ongoing operations.

The Company expects operating losses and negative operating cash flows to continue for at least the next twelve months, because of expected additional costs and expenses related to brand development; marketing and other promotional activities; strategic relationship development; and potential acquisitions of related complementary businesses.

Liquidity and Capital Resources

As of March 31, 2004 the Company has an accumulated operating deficit of $19,898,154 and negative stockholders' equity of $5,385,126.

The Company's principal source of operating capital has been provided by the sale of our stock and stockholder loans, as well as revenues from the operations. The Company supplemented its working capital by receiving cash of $1,635,942 from the sale of its California, Oregon and Colorado operations from December 2002 through August 2003.

The Company currently has no recurring revenue and there can be no assurance that it will achieve profitability. Due to these factors, The Company believes that period-to-period comparisons of its results of operations are not necessarily a good indication of future performance.

The Company anticipates expenditures for acquisitions in excess of $1,000,000 to expand our operation during the next twelve months. The Company believes that the current cash flows generated from its revenues will not be sufficient to fund our anticipated expansion of operations. The Company will require additional funding to finance our operations through private sales and public debt or equity offerings. However, there is no assurance that the Company can obtain such financing. Recurring revenues are anticipated from ISP management services but no management service contracts have been executed at this time. There can be no assurance that the Company will secure these contracts.

RESULTS OF OPERATIONS - Twelve Months Ended March 31, 2004 and 2003

Because the Company has had no operations or recurring revenues since August, 2003, the Company believes that there is no purpose to a comparison of results of operations from 2003 to 2004.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company recognizes revenues in accordance to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements.".

NEW ACCOUNTING PRONOUNCEMENTS

None

INFLATION

In our opinion, inflation has not had a material effect on our operations.

RISK FACTORS AND CAUTIONARY STATEMENTS

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: our ability to meet our cash and working capital needs, our ability to successfully market our product, and other risks detailed in our periodic report filings with the Securities and Exchange Commission.

ITEM 7     FINANCIAL STATEMENTS





                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003



                                                                         Page(s)
                                                                         -------

Report of Independent Registered Public Accounting Firm - 2004             13

Independent Auditors' Report - 2003                                        14

Consolidated Balance Sheets as of March 31, 2004 and 2003                  15

Consolidated Statements of Operations for the Years
   Ended March 31, 2004 and 2003                                           16

Consolidated Statement of Changes in Stockholders'
   (Deficit) for the Years Ended March 31, 2004 and 2003                   17

Consolidated Statements of Cash Flows for the Years Ended
   March 31, 2004 and 2003                                                 18

Notes to Consolidated Financial Statements                               19 - 35

                        BAGELL, JOSEPHS & COMPANY, L.L.C.
                          Certified Public Accountants

                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbsboro, New Jersey 08026
                        (856) 346-2828 Fax (856) 346-2882

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
IVI Communications, Inc. and Subsidiaries
Los Angeles, California

We have audited the accompanying consolidated balance sheet of IVI Communications, Inc. and Subsidiaries as of March 31, 2004 and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We have conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements for the year ended March 31, 2004 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management's operating and financing plans in regard to these matters are also discussed in
Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IVI Communications, Inc. and Subsidiaries as of March 31, 2004 and the results of its operations, changes in stockholders' (deficit) and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
July 12, 2004


              MEMBER OF: AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                         NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
IVI Communications, Inc
Los Angeles, California

We have audited the accompanying consolidated balance sheet of IVI Communications, Inc. as of March 31, 2003 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of IVI's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IVI Communications, Inc. as of March 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

May 8, 2003

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2004 AND 2003

                                     ASSETS

                                                                            2004                2003
                                                                      -----------------   -----------------
CURRENT ASSET
    Cash and cash equivalents                                         $            105    $            257
    Other current assets                                                         1,426              27,061
                                                                      -----------------   -----------------

            Total current asset                                                  1,531              27,318
                                                                      -----------------   -----------------

TOTAL ASSETS                                                          $          1,531    $         27,318
                                                                      =================   =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Current portion of installment debt                               $         25,241    $         48,603
    Notes payable                                                              948,884           1,108,683
    Accounts payable and accrued liabilities                                 4,055,676           3,471,825
    Due to officer                                                                   -              92,263
    Convertible debentures                                                     336,750             336,750
                                                                      -----------------   -----------------
            Total current liabilities                                        5,366,551           5,058,124
                                                                      -----------------   -----------------

Installment debt, net of current portion                                        20,106              45,347
                                                                      -----------------   -----------------

TOTAL LIABILITIES                                                            5,386,657           5,103,471
                                                                      -----------------   -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.001 par value; 5,000,000 shares authorized;
        0 shares issued and outstanding                                              -                   -
    Common stock, $.001 par value; 50,000,000 shares authorized
       22,710,257 and 15,135,257 shares issued and outstanding                  22,710              15,135
    Additional paid-in capital                                              14,490,318          14,546,692
    Accumulated deficit                                                    (19,898,154)        (19,637,980)
                                                                      -----------------   -----------------
            Total stockholders' equity (deficit)                            (5,385,126)         (5,076,153)
                                                                      -----------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                           $ 1,531            $ 27,318
                                                                      =================   =================




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003


                                                                     2004                 2003
OPERATING REVENUE                                              $           3,398    $             939

COST OF OPERATIONS                                                             -                    -
                                                               ------------------   ------------------

GROSS PROFIT                                                               3,398                  939
                                                               ------------------   ------------------

OPERATING EXPENSES
   Selling                                                                   805                1,913
   General and administrative                                             95,785              130,026
   Services paid with stock issuance                                      70,000              466,800
   Depreciation                                                           89,776               65,578
                                                               ------------------   ------------------

            Total operating expenses                                     256,366              664,317
                                                               ------------------   ------------------

OPERATING (LOSS)                                                        (252,968)            (663,378)
                                                               ------------------   ------------------

OTHER INCOME (EXPENSE)
    Interest expense                                                    (256,635)            (268,659)
    Gain on debt forgiveness                                                   -               34,174
    Impairment                                                          (159,500)            (466,658)
                                                               ------------------   ------------------
            Total other income (expense)                                (416,135)            (701,143)
                                                               ------------------   ------------------

LOSS BEFORE INCOME TAXES                                                (669,103)          (1,364,521)
    Provision for income taxes                                                 -                    -
                                                               ------------------   ------------------

LOSS FROM CONTINUING OPERATIONS                                         (669,103)          (1,364,521)

    (Loss) from discontinued operations (net of income taxes)         (1,333,133)          (1,009,619)
    Gain on sale of subsidiaries                                       1,742,062              273,429
                                                               ------------------   ------------------

NET LOSS                                                       $        (260,174)   $      (2,100,711)
                                                               ==================   ==================


BASIC AND DILUTED INCOME (LOSS) PER SHARE
    Basic and diluted from continuing operations               $           (0.05)   $           (0.11)
                                                               ==================   ==================
    Basic and diluted from discontinued operations             $           (0.09)   $           (0.08)
                                                               ==================   ==================
    Basic and diluted from sale of subsidiaries                $            0.12    $            0.02
                                                               ==================   ==================

AVERAGE NUMBER OF BASIC AND DILUTED
 COMMON SHARES OUTSTANDING                                            14,778,877           12,446,071
                                                               ==================   ==================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIAIRES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003


                                                                                            Additional
                                                 Preferred Stock           Common Stock      Paid-in      Accumulated
                                                Shares      Amount     Shares     Amount     Capital       Deficits       Total
                                               --------  --------- -----------  --------- ------------- -------------- -------------

Balance, March 31, 2002                               -   $    -   10,442,046   $ 10,442  $ 12,899,100  $ (17,537,269) $ (4,627,727)

Common stock issued for services                      -        -    1,167,000      1,167       465,633              -       466,800

Common stock issued for interest                      -        -      321,700        322       128,358              -       128,680

Common stock issued in reverse acquisition            -        -      650,000        650          (650)             -             -

Common stock issued for acquisition of QuickCom       -        -    1,600,000      1,600       638,400              -       640,000

Common stock issued in conversion of debentures       -        -      939,511        940       374,866              -       375,806

Common stock issued for cash                          -        -       15,000         15         5,985              -         6,000

Warrants issued for interest expense                  -        -            -          -        35,000              -        35,000

Net loss for the year                                 -        -            -          -             -     (2,100,711)   (2,100,711)
                                               --------- --------- ----------- ---------- ------------- -------------- -------------

Balance, March 31, 2003                               -        -   15,135,257     15,135    14,546,692    (19,637,980)   (5,076,153)

Issuance of shares for services                       -        -      175,000        175        69,825              -        70,000

Cancellation of shares for QuickCom                   -        -   (1,600,000)    (1,600)     (132,983)             -      (134,583)

Issuance of shares for Broadspot Agreement            -        -    9,000,000      9,000        (9,000)             -             -

Discount on note payable and accrued interest         -        -            -          -        15,784              -        15,784

Net loss for the year                                 -        -            -          -             -       (260,174)     (260,174)
                                               --------- --------- ----------- ---------- ------------- -------------- -------------

Balance, March 31, 2004                               -  $     -   22,710,257  $  22,710  $ 14,490,318  $ (19,898,154) $ (5,385,126)
                                               ========= ========= =========== ========== ============= ============== =============


               The accompanying notes are an integral part of the
                        consolidated financial tatements.

                   IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                                                       2004          2003
                                                                   ------------- --------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                        $   (260,174) $  (2,100,711)
                                                                   ------------- --------------
   Adjustments to reconcile net loss to net cash
     (used in) operating activities:
     Depreciation                                                       108,612         65,578
     Issuance of stock for services and interest                         70,000        595,480
     Issuance of warrants for interest                                        -         35,000
     Impairment                                                         159,500        466,658
     Gain on debt forgiveness                                                 -        (34,174)
     (Gain) on sale of subsidiaries                                  (1,742,062)      (232,367)
     Net cash provided by (used in) discontinued operations            (209,006)       342,171

  Changes in assets and liabilities
     Decrease in accounts receivable                                          -              -
     (Increase) decrease in other current assets                         25,635              -
     Decrease in other assets                                                 -          3,238
     Increase in accounts payable and accrued liabilities               303,946        665,117
     (Decrease) in customer deposits and prepayments                          -              -
     Increase (decrease) in amounts due to officer                      (92,263)        92,263
                                                                   ------------- --------------
     Total adjustments                                               (1,375,638)     1,998,964
                                                                   ------------- --------------

     Net cash (used in) operating activities                         (1,635,812)      (101,747)
                                                                   ------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of subsidiaries, net                          1,795,000        218,355
     Collections of receivables of California operations                 41,062              -
                                                                   ------------- --------------
       Net cash provided by investing activities                      1,836,062        218,355
                                                                   ------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock, net                              -          6,000
     Proceeds from note payable                                               -        100,000
     Proceeds from installment note payable                                   -          6,909
     Payments on installment note payable                               (48,603)      (183,448)
     Payments on note payable                                          (151,799)       (69,275)
                                                                   ------------- --------------
       Net cash (used in) financing activities                         (200,402)      (139,814)
                                                                   ------------- --------------

NET (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                              (152)       (23,206)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF YEAR                                                       257         23,463
                                                                   ------------- --------------

CASH AND CASH EQUIVALENTS - END OF YEAR                            $        105  $         257
                                                                   ============= ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest paid                                             $     87,646  $     113,191
         Income taxes paid                                                    -              -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

   Common stock issued for acquisition of QuickCom                 $          -  $     466,658
                                                                   ============= ==============
   Common stock issued in conversion of debentures
      and accrued interest                                         $          -  $     375,806
                                                                   ============= ==============
   Common stock issued for services and debt settlement            $     70,000  $           -
                                                                   ============= ==============
   Discount of note payable and accrued interest                   $     15,784  $           -
                                                                   ============= ==============





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

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

         For accounting purposes, the transaction has been accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, IVI Communications, Inc. will be treated as the continuing entity for accounting purposes, and the financial statements presented herein are those of IVI Communications, Inc.

         From inception through September 1999, 13 acquisitions were completed in Colorado, California, Oregon and Washington state. In August 2000, all of the Washington state operations were sold. In December 2002 and March 2003, all of the California operations were sold. In May 2003, all of the Oregon operations were sold, and in July 2003, the Colorado operations were sold. Assets, liabilities and operating results in these states for the periods presented are segregated on the accompanying consolidated financial statements as discontinued operations.

         On June 29, 2004, the Company issued 4,500,000 shares of common stock to consultants as an S-8 stock issuance. On July 1, 2004, the Company amended its Articles of Incorporation and pursuant to a board resolution, increased the authorized level of common stock from 50,000,000 to 100,000,000. In addition, the Company's board of directors' authorized a 2:1 stock split on July 2, 2004.

         The 2003 financial results were reclassified to conform to the current year presentation.


NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003



NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Cash and Cash Equivalents

         The Company considers all highly liquid debt instruments and other short- term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2004 and 2003.

         The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.

         Revenue Recognition

         Prior to selling off its business segments, the Company recorded revenue when the earnings process was complete and the risks and rewards of ownership had transferred to the customer, which was generally considered to have occurred as each month's services were provided, and at installation.

         The Company currently has no recurring revenue.

         Income Taxes

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 (the Statement), Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

         Fair Value of Financial Instruments

         The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

         Advertising Costs

         The Company expenses the costs associated with advertising as incurred. Advertising and expenses are included in general and administrative expenses in the consolidated statements of operations for the years ended March 31, 2004 and 2003.

         Equipment

         Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Equipment (Continued)

         When the assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.


         Accounts Receivable

         The Company conducts business and extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

         Reclassifications

         Certain amounts for the year ended March 31, 2003 have been reclassified to conform to the presentation of the March 31, 2004 amounts. The reclassifications have no effect on net income for the year ended March 31, 2003.

         Earnings (Loss) Per Share of Common Stock

         Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

         The following is a reconciliation of the computation for basic and diluted EPS:

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

                                           March 31,          March 31,
                                            2004               2003
                                       ---------------    ---------------

Net loss                               $     (260,174)    $   (2,100,711)
                                       ---------------    ---------------

Weighted-average common shares
Outstanding (Basic)                        14,778,877         12,446,071

Weighted-average common stock
Equivalents
     Stock options                                  -                  -
     Warrants                                       -                  -
                                       ---------------    ---------------

Weighted-average common shares
Outstanding (Diluted)                      14,778,877         12,446,071
                                       ===============    ===============


         Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for March 31, 2004 and 2003 because inclusion would have been antidilutive.

         Goodwill and Other Intangible Assets

         In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company in its acquisitions of QuickCom, impaired $466,658 which is included in the consolidated statements of operations for the year ended March 31, 2003.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Stock-Based Compensation

         Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123".

         The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted. All options were expensed to compensation in the period granted rather than the exercise date.

         The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board
         (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recent Accounting Pronouncements

         On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 did have an impact on the Company's results of operations or financial position.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions.

         Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company's results of operations or financial position.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recent Accounting Pronouncements (Continued)

         In June 2003, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did have an impact on the Company's results of operations or financial position.

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123"("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," but has adopted the enhanced disclosure requirements of SFAS 148.

         In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recent Accounting Pronouncements (Continued)

         In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company' results of operations or financial position.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003

NOTE 3-  EQUIPMENT

         Equipment as of March 31, 2004 and 2003 were as follows:


                                         Estimated Useful
                                          Lives (Years)
                                                              2004        2003
                                                             ------     -------
         Machinery and equipment               3-5           $   -      $    -

         Less accumulated depreciation                          (-)         (-)
                                                             ------     -------
         Property and equipment, net                         $   -      $    -
                                                             ---===     ----===

NOTE 4-  INSTALLMENT DEBT

         Installment debt consists of approximately 11 notes for various pieces of equipment. The Company has not reflected the asset value on the books because the assets are considered to have no value remaining.

         These assets are however collateral for the debt. The Company has reflected these balances in the consolidated balance sheets as installment debt and in accounts payable. The portion in accounts payable represents the amounts overdue, and the portion in installment debt represents the amounts still due under the agreements.

         The installment debt liability at March 31, 2004 is $45,347 of which $25,241 is current, and the remaining $20,106 is due through fiscal 2007.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003

NOTE 5-  NOTES PAYABLE

         The Company borrowed a total of $1,077,955 from 22 different individuals during 1999 through the present, at interest rates ranging from 7-12%, with no collateral and payment terms of 2 or 3 years. As of March 31, 2004, all amounts unpaid are overdue.

         In connection with the acquisition of QuickCom, the Company borrowed $100,000 from an investor at 12% interest, unsecured, and with 125,000 additional warrants exercisable at $.10 per share. These warrants have a fair value estimated by Management at $.38 per share, with the $.28 per share difference of $35,000 recognized as interest expense in the year ended March 31, 2003. The note was repaid in November 2003 at a discount of $92,000. The remaining $8,000 was reclassified to additional paid in capital along with accrued interest of $7,584.

NOTE 6-  CONVERTIBLE DEBENTURES

         The Company sold units of securities for $984,428 to about 100 individuals during 1998 and 1999. Each unit consisted of one share of common stock and one debenture with interest at 12%, no collateral, and an original due date of December 2001. The debentures are convertible at any time at $7.50 per share. In late 1999 to early 2000, the Company converted $373,128 in debentures into common stock. In mid-2002, the Company offered conversions at $.40 per share and 32 individuals with a face amount of $274,550 plus accrued interest of $101,254 accepted this conversion to 939,511 shares of common stock.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003

NOTE 7-  STOCKHOLDERS' DEFICIT

         Common Stock

         As of March 31, 2004 and 2003, the Company has 50,000,000 shares of common stock authorized and 22,710,257 and 15,135,257 issued and outstanding, respectively.

         The following details the stock transactions for the year ended March 31, 2003.

         The Company issued 1,167,000 shares of common stock for services valued at $466,800.

         The Company issued 321,700 shares of common stock for accrued interest valued at $128,680.

         The Company issued 650,000 shares of common stock in a reverse acquisition.

         The Company issued 1,600,000 shares of common stock in the acquisition of QuickCom valued at $640,000. This transaction was later reversed in November, 2003.

         The Company issued 939,511 shares of common stock in debenture conversions valued at $375,806.

         The Company issued 15,000 shares of common stock for cash of $6,000.

         The following details the stock transactions for the year ended March 31, 2004.

         The Company issued 175,000 shares of common stock for services valued at $70,000.

         On March 31, 2004, the Company entered into a Stock Exchange Agreement with Broadspot World Wide Wireless, Inc. In accordance with the agreement, the Company exchanged 9,000,000 shares of its common stock for 23,000,000 shares of Broadspot.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003

NOTE 7-  STOCKHOLDERS' DEFICIT (CONTINUED)

         Common Stock

         The 23,000,000 shares represents a 76% interest in the Company. Broadspot, a Canadian company trading on the pink sheets has not conducted any business other than the issuance of stock has been consolidated into these statements at March 31, 2004 the date the exchange took place. The transaction was recorded by the Company at par ($9,000) with the offset adjusting paid in capital.

         Preferred Stock

         The Company has 5,000,000 shares of preferred stock authorized and 0 shares of preferred stock issued and outstanding as of March 31, 2004 and 2003, respectively.

         Stock Options and Warrants

         The Company in 1995 adopted three stock option plans allowing the issuance of both qualified and nonqualified options for up to 1,200,000 shares to directors, employees and consultants of the Company. The plans and warrants issuance are administered by the Board of Directors, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

         Under the Black-Scholes option pricing model, the total value of the stock options granted in 2003 is charged to operations as these options are fully vested. SFAS No. 123, "Accounting for Stock-Based Compensation", encourages adoption of a fair-value-based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic-value method for options granted to employees and disclose pro forma net loss. All of these options are vested as of March 31, 2004.

         The following tables summarizes the activity of the Company's stock option plan:

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003

NOTE 7-  STOCKHOLDERS' DEFICIT (CONTINUED)

                  Stock Options and Warrants (Continued)



                                                        Year Ended
                                                      March 31, 2004
                                            ---------------------------------
                                                                  Weighted-
                                                                   average
                                                Number of          exercise
                                                 Options            price
                                            ---------------   -----------------

  Outstanding - beginning of period         $            -    $              -
                                            $      462,534                4.39
  Granted                                                0                 .00
  Forfeited                                       (138,534)             (11.00)
                                            ---------------   -----------------

  Outstanding - end of period               $      324,000    $           1.60
                                            ===============

  Exercisable at end of period:             $      324,000    $           1.60



                                                          Year Ended
                                                        March 31, 2003
                                             ---------------------------------
                                                                 Weighted-
                                                   Number         average
                                                     of          exercise
                                                  Options         price
                                             --------------- -----------------

  Outstanding - beginning of period          $           -    $             -
                                             $     532,034               5.67
  Granted                                                0                .00
  Forfeited                                        (69,500)             (5.80)
                                             --------------- -----------------

  Outstanding - end of period                $     462,534    $          4.39
                                             ===============

  Exercisable at end of period:              $     462,534    $          4.39


  For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model, which approximates fair value.

  If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003

NOTE 7-  STOCKHOLDERS' DEFICIT (CONTINUED)

         Stock Options and Warrants (Continued)

                                                                      Year Ended March 31,
                                                                      2004             2003
                                                                  -------------   -------------
         Net loss:
           As reported                                              ($260,174)     ($2,100,711)
           Total stock-based employee compensation
              expense determined under fair value based
              method for all awards, net of related tax effects            (0)              (0)
                                                                  -------------   -------------
            Pro forma                                               ($260,174)      ($2,100,711)
         Net loss per share:
            As reported:
               Basic                                                   ($0.12)          ($0.18)
               Diluted                                                 ($0.12)          ($0.18)
            Pro forma:
               Basic                                                   ($0.12)          ($0.18)
               Diluted                                                 ($0.12)          ($0.18)

         The Company has 165,000 stock warrants outstanding as of March 31, 2004. There were no warrants issued during 2004. In 2003 the Company issued 125,000 warrants and valued them in accordance with the Black-Scholes pricing model.

         The Company has the following warrants exercisable for the purchase of its common stock:

                                                              YEAR ENDED
          EXERCISE                                             MARCH 31,
           PRICE       EXPIRATION DATE                      2004        2003
          --------     ---------------                   ---------   ---------
          $0.50        February, 2007                       40,000      40,000
          $0.10        January,  2008                      125,000     125,000
                                                         ---------   ---------
                                                           165,000     165,000
                       Weighted average exercise price   $   0.196   $   0.196
                                                         =========   =========

         In addition, all of these warrants are outstanding as of March 31, 2004.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003

NOTE 8-  GOING CONCERN

         As shown in the accompanying consolidated financial statements the Company has sustained net operating losses for the years ended March 31, 2004 and 2003, and has sustained large accumulated deficits. In addition, the Company has sold off its operations in Colorado, Oregon and California, and is operating essentially as a shell company in search of acquiring a business, or finding a suitable merger candidate.

         Management has restructured the Company and is continuing to search for more profitable internet and communications related service companies to acquire.

         The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.

         The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 9-  ACQUISITION

         On December 1, 2002, 1,250,000 shares were issued to acquire equipment valued at $239,084 and the intellectual property of the development stage enterprise Quick Communications Hosting, Inc. (QuickCom). This transaction also included a consulting contract with an investor for 250,000 shares, a finders' fee paid of 100,000 shares and a $100,000 loan from that investor.

         The transaction was valued at $640,000, or $.40 per share for the total 1,600,000 shares issued. The assets acquired did not constitute an ongoing business enterprise. Therefore, Management impaired a total of $466,658 which comprised of the $640,000 net of the $239,084 assets less $65,742 of liabilities assumed. The impairment occurred in the year ended March 31, 2003.

NOTE 10- IMPAIRMENT OF GOODWILL

         As part of the Company's acquisition of QuickCom., the Company recognized $466,658 in goodwill which represented the excess of the fair value of the stock paid for the net assets received in accordance with FASB No. 142. Management has considered this goodwill to be completely impaired and is reflected in the consolidated statements of operations for the year ended March 31, 2003.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003

NOTE 11- PROVISION FOR INCOME TAXES

         Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

         At March 31, 2004 and 2003, deferred tax assets approximated the following:

                                               2004                  2003
                                            -----------          -----------
         Net operating loss carryforwards   $6,780,000           $ 6,700,000
         Less:  valuation allowance         (6,780,000)           (6,700,000)
                                            -----------          -----------
                                            $       -0-          $        -0-
                                            ===========          ===========

         At March 31, 2004 and 2003, the Company had accumulated deficits approximating $19,898,154 and $19,637,980, respectively, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 12- LITIGATION/ ARBITRATION

         As of March 31, 2004, the Company was party to one lawsuit that is an appeal of a previous lawsuit the Company had won. This trial was set for April 4, 2004, but has been rescheduled. The Company believes that they will prevail in the appeal, however has recognized in its accounts payable all amounts that would be payable to this claimant.

         The Company is also involved in arbitration with one of their major vendors that has been set for November 15, 2004. The major customer has claimed the Company owes them in excess of $900,000, and the Company had previously filed a complaint against this customer for breaches of contract, fraud, misrepresentation, unfair business practices, injunction and accounting. Pursuant to mutual agreement of the parties, their respective disputes and claims are now pending resolution through binding arbitration.

         The Company has another arbitration hearing set for November 15, 2004 with another vendor over charges the Company was billed for improper termination fees. The Company has not paid these fees due to these allegations.

         In addition, the Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. As of March 31, 2004, the Company has recognized the full liability for all amounts that are due.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003

NOTE 13- DISCONTINUED OPERATIONS

         Sale of California Operations

         On December 18, 2002 and March 12, 2003, the customer list and all operations in California were sold for about seven times monthly recurring revenue, or an after-the-fact determined $278,654. Net proceeds to the Company were $232,367 after $18,566 in offsets for customer deposits and a transaction finders' fee of $27,721.

         Sale of Oregon Operations

         On May 1, 2003, the customer list and all operations in Oregon were sold for $550,000. Net proceeds to the Company were $202,339 after payment of a related transaction finders' fee of $55,000, other transaction costs of $763 and various liabilities of $291,898.

         Sale of Colorado Operations

         On July 31, 2003, the customer list and all operations in Colorado were sold for $1,300,000. Net proceeds to the Company were $1,192,093 after payment of a related transaction finders' fee and other transaction costs.


NOTE 14- SUBSEQUENT EVENTS

         On June 29, 2004, the Company issued 4,500,000 shares of common stock to consultants as an S-8 stock issuance. On July 1, 2004, the Company amended its Articles of Incorporation and pursuant to a board resolution, increased the authorized level of common stock from 50,000,000 to 100,000,000. In addition, the Company's board of directors' authorized a 2:1 stock split on July 2, 2004.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 2, 2004, the Registrant engaged Bagell, Josephs & Company, LLC as the Registrant's independent accountants.

On July 2, 2004, the Registrant's current independent accountants, Malone & Bailey, PLLC, notified the Registrant that it would cease providing services as the Registrant's independent accountants.

The Registrant's Board of Directors approved the change of independent accountants. Malone & Bailey, PLLC's reports on our financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the two most recent fiscal years and through July 2, 2004, there have been no disagreements with Malone & Bailey, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Malone & Bailey, PLLC would have caused them to make reference thereto in their report on the financial statements for such years.

The Registrant has requested that Malone & Bailey, PLLC furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated July 7, 2004, is filed as Exhibit 16.1.


Item 8A  Internal Control over Financial Reporting

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

PART 3


ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

Name                  Age     Position

Nyhl Henson           55      Chief Executive Officer, President,Chairman and
                              Director
Charles Roodenburg    51      Executive Vice President,Chief Operating Officer
                              and Director

Terms of Directors

The Director's terms expire at the next annual shareholder's meeting following their election. Mr. Henson and Mr. Roodenburg have served as directors of IVI Communications, Inc. since the Turer acquisition in May 2002, and prior to that, Mr. Henson was a director of Internet Ventures, Inc.

Business Experience of the Directors and Executive Officers

Nyhl Henson, President, Chief Executive Officer and Chairman of the Board of Directors
----------------------------------------------------------------------------

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

Charlie Roodenburg, Executive Vice President, Chief Operating Officer and
Member of the Board of Directors
--------------------------------------------------------------------------------

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


Significant Employees

Name                               Age             Position

Robin Tjon                         59              Vice President and Controller


Robin Tjon, Vice President and Controller, has been with the Company since 1997 and has 35 years of experience in both public and private companies in a variety of industries. She was instrumental in setting accounting policies and procedures and was a key member of the team that implemented the standardized billing system for the Company. Ms. Tjon assumed total responsibility for IVIC accounting and was named VP & Controller in May 2002. She managed the completion of the audit by Malone and Bailey and is responsible for preparing IVIC's SEC filings.

Family Relationships

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



ITEM 10  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company to its Chief Executive Officer and Directors for services in all capacities to the Company.

                         SUMMARY COMPENSATION TABLE

                                  ANNUAL                  LONG-TERM
                               COMPENSATION              COMPENSATION
----------------------------------------------------------------------------------------------------------
              (A)           (B)              ( C)         (D)             (E)                 (F)
                                                                                          RESTRICTED
           NAME AND                                                  OTHER ANNUAL            STOCK
           PRINCIPAL                        SALARY       BONUS       COMPENSATION           AWARDS
           POSITION        YEAR               ($)         ($)             ($)                 ($)
----------------------------------------------------------------------------------------------------------

Nyhl Henson-
CEO / Director              3/31/04           240,000    None             None                None
                            3/31/03 (1)       240,000    None             None              320,000
                            3/31/02 (2)       228,333    None             None               80,000

Charles Roodenburg-
COO / Director              3/31/04            84,000    None             None                None
                            3/31/03 (3)        84,000    None             None               20,000
                            3/31/02 (4)        37,000    None             None               70,000
----------------------------------------------------------------------------------------------------------

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


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2004 information regarding the beneficial ownership of Common Stock (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock;
(ii) by each director; (iii) by each executive officer; and (iv) by all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

----------------------------------------------------------------------------------------------------
      Title of       Name and Address of                  Amount and Nature of        Percent of
        Class          Beneficial Owner                   Beneficial Ownership        Class (1)
        -----          ----------------                   --------------------        ---------

Common Stock      IVI Shareholder Trust                        12,885,257               56.74%
                  6171 W Century Blvd Suite 130
                  Los Angeles, CA 90045

Common Stock      Broadspot World Wide Wireless, Inc.           9,000,000               39.62%
                  6171 W Century Blvd Suite 130
                  Los Angeles, CA 90045
----------------------------------------------------------------------------------------------------

(1)This table is based on 22,710,257 shares of Common Stock outstanding on March 31, 2004.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From April 1, 2003 through June 30, 2003, corporate office space in Manhattan Beach, CA was rented from Nyhl Henson, CEO, in the amount of $2,500 per month. The corporate offices were moved in June 2003 to their present location in Los Angeles.


ITEM 13  EXHIBITS

The following exhibits are filed with this Annual Report or are incorporated by reference:

EXHIBIT
NUMBER   TITLE OF EXHIBIT

2.1      Agreement and Plan of Reorganization**
2.2      Certificate of Amendment to Articles of Incorporation**
3.1      Articles of Incorporation**
3.2      Bylaws**
9        Voting Trust Agreement**
10.1     Employment Agreement for Nyhl Henson dated May 1, 2001**
10.2     A&B Sale Agreements for California ISPs**
10.3     Sale Agreement for Oregon ISPs**
10.4     Purchase Agreement for Quik Communications**
10.5     Sale Agreement for Colorado ISPs**
10.6a-b-cSettlement Agreements with Quik Communications***
10.7     Stock Exchange Agreement IVIC and Broadspot World Wide Wireless
14       Code of Ethics**
16.1     Malone & Bailey, PLLC letter on change in accountants****
31.1 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer of the Registrant
31.2 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer of the Registrant
32.1     Section 906 Certification by Chief Executive Officer
32.2     Section 906 Certification by Chief Financial Officer

** Incorporated by reference to the exhibits filed with the Form 10KSB filed on February 5, 2004, File No 000-32797
*** Incorporated by reference to the exhibits filed with the Form 10QSB filed on February 23, 2004, File No 000-32797
**** Incorporated by reference to the exhibits filed with the Form 8-K filed on July 7, 2004, File No 000-32797




ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal 2004 and 2003, Malone & Bailey, PLLC were paid $48,681 for audit-related services. During fiscal 2004 and 2003, Malone & Bailey, PLLC were not paid for any other services.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:       July 12, 2004           By:     /s/ Nyhl Henson
                                                -----------------------
                                                Nyhl Henson
                                                Chief Executive Officer



Date:       July 12, 2004           By:     /s/ Charles Roodenburg
                                                 ----------------------
                                                Charles Roodenburg
                                                Chief Financial Officer