Form 10QSB
period 2004-06-30
IVI COMMUNICATIONS INC
filed 2004-08-16
CIK 1140878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


Mark one

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 2004


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

The number of shares outstanding of the registrant's common stock as of June 30, 2004 was 22,735,257.

                            IVI COMMUNICATIONS, INC.
                         (Formerly Known as Turer Corp.)
                                   FORM 10-QSB



                                Table of Contents
                                -----------------



ITEM NO.  DESCRIPTION                                                     PAGE
- --------  -----------                                                   ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheet as of June 30, 2004

        Statements of Operations for the Three Month Period Ended
                  June 30, 2004 and 2003
        Statements of Cash Flows for the Three Month Period Ended
                  June 30, 2004 and 2003
        Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Item 3. Controls and Procedures

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holder

Item 5. Other Information

Item 6. Exhibits

Signatures

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
--------------------------------




                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
            INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003






     Condensed Consolidated Balance Sheet as of June 30, 2004

     Condensed Consolidated Statements of Operations for the Three Months
        Ended June 30, 2004 and 2003

     Consolidated Statements of Cash Flows for the Three Months Ended
        June 30, 2004 and 2003
     Notes to Condensed Consolidated Financial Statements

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2004

                                     ASSETS




CURRENT ASSET
    Cash and cash equivalents                                     $       1,020
    Other current assets                                                  1,676
                                                                  --------------

            Total current asset                                           2,696
                                                                  --------------

TOTAL ASSETS                                                      $       2,696
                                                                  ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Current portion of installment debt                           $      23,078
    Notes payable                                                       965,160
    Accounts payable and accrued liabilities                          4,298,572
    Convertible debentures                                              336,750
                                                                  --------------
            Total current liabilities                                 5,623,560
                                                                  --------------

Installment debt, net of current portion                                 14,781
                                                                  --------------

TOTAL LIABILITIES                                                     5,638,341
                                                                  --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.001 par value; 5,000,000 shares authorized;
        0 shares issued and outstanding                                       -
    Common stock, $.001 par value; 50,000,000 shares authorized
       22,735,257 shares issued and outstanding                          22,735
    Additional paid-in capital                                       14,490,318
    Accumulated deficit                                             (20,148,698)
                                                                  --------------
            Total stockholders' equity (deficit)                     (5,635,645)
                                                                  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $       2,696
                                                                  ==============





          The accompanying notes are an integral part of the condensed consolidated financial statements.

       IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003


                                                                         2004                 2003
OPERATING REVENUE                                                  $           7,750    $               -

COST OF OPERATIONS                                                                 -                    -
                                                                   ------------------   ------------------

GROSS PROFIT                                                                   7,750                    -
                                                                   ------------------   ------------------

OPERATING EXPENSES
   General and administrative                                                200,247              130,026
                                                                   ------------------   ------------------

            Total operating expenses                                         200,247              130,026
                                                                   ------------------   ------------------

OPERATING (LOSS)                                                            (192,497)            (130,026)
                                                                   ------------------   ------------------

OTHER (EXPENSE)
    Interest expense                                                         (58,047)             (49,131)
                                                                   ------------------   ------------------

            Total other (expense)                                            (58,047)             (49,131)
                                                                   ------------------   ------------------

LOSS BEFORE INCOME TAXES                                                    (250,544)            (179,157)
    Provision for income taxes                                                     -                    -
                                                                   ------------------   ------------------

LOSS FROM CONTINUING OPERATIONS                                             (250,544)            (179,157)

    (Loss) from discontinued operations (net of income taxes)                      -             (293,198)
    Gain on sale of subsidiaries                                                   -              472,718
                                                                   ------------------   ------------------

NET INCOME (LOSS)                                                  $        (250,544)   $             363
                                                                   ==================   ==================


BASIC AND DILUTED INCOME (LOSS) PER SHARE
    Basic and diluted from continuing operations                   $           (0.01)   $           (0.01)
                                                                   ==================   ==================
    Basic and diluted from discontinued operations                 $               -    $           (0.02)
                                                                   ==================   ==================
    Basic and diluted from sale of subsidiaries                    $               -    $            0.03
                                                                   ==================   ==================
AVERAGE NUMBER OF BASIC AND DILUTED
 COMMON SHARES OUTSTANDING                                                22,735,257           14,485,257
                                                                   ==================   ==================




          The accompanying notes are an integral part of the condensed consolidated financial statements.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003


                                                                       2004          2003
                                                                   ------------- --------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)                                               $   (250,544) $         363
                                                                   ------------- --------------
   Adjustments to reconcile net income (loss) to net cash
     (used in) operating activities:
     (Gain) on sale of subsidiaries                                           -       (472,718)
     Net cash provided by (used in) discontinued operations                   -       (246,313)
     Common stock issued for services                                        25              -
  Changes in assets and liabilities
     (Increase) decrease in other current assets                           (250)        15,656
     Increase in accounts payable and accrued liabilities               242,896        201,961
                                                                   ------------- --------------
     Total adjustments                                                  242,671       (501,414)
                                                                   ------------- --------------

     Net cash (used in) operating activities                             (7,873)      (501,051)
                                                                   ------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of subsidiaries, net                                  -        495,000
     Collections of receivables of California operations                      -         41,062
                                                                   ------------- --------------
       Net cash provided by investing activities                              -        536,062
                                                                   ------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from note payable                                          16,276              -
     Payments on installment note payable                                (7,488)       (15,067)
     Payments on note payable                                                 -         (1,797)
                                                                   ------------- --------------
       Net cash provided by (used in) financing activities                8,788        (16,864)
                                                                   ------------- --------------

NET INCREASE IN
    CASH AND CASH EQUIVALENTS                                               915         18,147

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                     105          3,296
                                                                   ------------- --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                          $      1,020  $      21,443
                                                                   ============= ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest paid                                             $     58,047  $      43,442
         Income taxes paid                                                    -              -

SUPPLEMENTAL DISCLOSURE OF NONCASH  INFORMATION:
     Common stock issued for services                              $         25  $           -
                                                                   ============= ==============






          The accompanying notes are an integral part of the condensed consolidated financial statements.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

         The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the March 31, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

         These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

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

         On July 1, 2004, the Company issued 4,500,000 shares of common stock to consultants as an S-8 stock issuance filed June 29, 2004. On July 1, 2004, the Company amended its Articles of Incorporation and pursuant to a board resolution, increased the authorized level of common stock from 50,000,000 to 100,000,000. In addition, the Company's board of directors' authorized a 2:1 stock split on July 2, 2004.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

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

         Cash and Cash Equivalents

         The Company considers all highly liquid debt instruments and other short- term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2004 and 2003.

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003



NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Fair Value of Financial Instruments

         The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

         Advertising Costs

         The Company expenses the costs associated with advertising as incurred. Advertising and expenses are included in general and administrative expenses in the condensed consolidated statements of operations for the three months ended June 30, 2004 and 2003.

         Equipment

         Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

         When the assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

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

         Reclassifications

         Certain amounts for the three months ended June 30, 2003 have been reclassified to conform to the presentation of the June 30, 2004 amounts. The reclassifications have no effect on net income for the three months ended June 30, 2003.

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

         The following is a reconciliation of the computation for basic and diluted EPS:

         Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for June 30, 2004 because inclusion would have been antidilutive.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Goodwill and Other Intangible Assets

         In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements

         Stock-Based Compensation

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

         Stock-Based Compensation (Continued)

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003



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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003



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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003



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


NOTE 3-  INSTALLMENT DEBT

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

         The installment debt liability at June 30, 2004 is $37,859 of which $23,078 is current, and the remaining $14,781 is due through fiscal 2007.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003

NOTE 4-  NOTES PAYABLE

         The Company borrowed a total of $1,077,955 from 22 different individuals during 1999 through the present, at interest rates ranging from 7-12%, with no collateral and payment terms of 2 or 3 years. As of June 30, 2004, all amounts unpaid are overdue.

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

NOTE 5-  CONVERTIBLE DEBENTURES

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE 6-  STOCKHOLDERS' DEFICIT

         Common Stock

         As of June 30, 2004 and 2003, the Company has 50,000,000 shares of common stock authorized and 22,735,257 issued and outstanding.

         The following details the stock transactions for the year ended March 31, 2004:

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

         The following details the stock transactions for the three months ended June 30, 2004:

         During the three months ended June 30, 2004 the Company issued 25,000 shares of common stock to the lender of a $10,000 note payable for entering into the note agreement. Since the Company's stock at the time of issuance was not trading, the Company has valued these shares at par ($25).

         The Company filed an S-8 on June 20, 2004, however the 4,500,000 shares of stock were not issued until July 1, 2004.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2004 AND 2003



NOTE 6-  STOCKHOLDERS' DEFICIT (CONTINUED)

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

         Preferred Stock

         The Company has 5,000,000 shares of preferred stock authorized and 0 shares of preferred stock issued and outstanding as of June 30, 2004 and 2003, respectively.

NOTE 7-  GOING CONCERN

         As shown in the accompanying condensed consolidated financial statements the Company has sustained net operating losses for the three months ended June 30, 2004 and the years ended March 31, 2004 and 2003, and has sustained large accumulated deficits. In addition, the Company has sold off its operations in Colorado, Oregon and California, and is operating essentially as a shell company in search of acquiring a business, or finding a suitable merger candidate.

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

         The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8-  ACQUISITION

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2004 AND 2003

NOTE 9-  PROVISION FOR INCOME TAXES

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

         At June 30, 2004, deferred tax assets approximated the following:


         Net operating loss carryforwards     $    6,850,000
         Less:  valuation allowance               (6,850,000)
                                              ---------------
                                              $          -0-

         At June 30, 2004, the Company had accumulated deficits approximating $20,148,698 available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10- LITIGATION/ ARBITRATION

         As of June 30, 2004, the Company was party to one lawsuit that is an appeal of a previous lawsuit the Company had won. This trial was set for April 4, 2004, but has been rescheduled. The Company believes that they will prevail in the appeal, however has recognized in its accounts payable all amounts that would be payable to this claimant.

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

         In addition, the Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. As of June 30, 2004, the Company has recognized the full liability for all amounts that are due.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE 11- DISCONTINUED OPERATIONS

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

ITEM 2.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:
- --------------------------------------------------------

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

During the next year IVI Communications, Inc.'s survival, including retention of core staff, completion of the audit, debt repayment and negotiation, litigation and litigation avoidance, and the filing of 10Ks and 10Qs, required the allocation of significant resources to outside professional services such as auditors and attorneys. The cash flow from the its operations was not sufficient to sustain these fundamental requirements of survival. For this reason, IVIC sold its assets to position the Company to attract new funding for implementation of its re-purposed business plan.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30,
2003.

IVIC currently has no recurring revenues and believes that period-to-period comparisons of the Company's results of operations are not a good indication of future performance.

IVI Communications, Inc. continues to negotiate a Definitive agreement and complete due diligence with an Indiana ISP pursuant to the terms of the Letter of Intent. A mutually acceptable definitive agreement and management agreement for the ISP has not been reached. There cannot be any assurance that the closing will occur in the second quarter of 2004 or that the closing will occur at all.

IVI Communications, Inc. is negotiating ISP management agreements with a California corporation to manage ISPs that the California Corporation is attempting to purchase. This California Corporation has not completed the acquisition of any ISPs but has agreed to use the services of the Company to manage their ISP properties pursuant to the successful negotiation of a mutually acceptable management agreement.


SUBSEQUENT EVENTS

IVI Communications, Inc. has received it's trading symbol (IVCM.PK) and is currently trading on the Pink Sheets.

On June 29, 2004, IVI Communications, Inc. filed an S-8 registration of 4,500,000 shares of common stock. On July 1 these shares were issued as follows:
Legal services, 1,100,000; Consulting services, 2,275,000; Employees Nyhl Henson, 625,000, Charles Roodenburg, 300,000, and Robin Tjon, 200,000.


On July 1, 2004, IVIC entered into a contract with Keith Jablon for consulting services in identifying and pursuing acquisition candidates for the dial-up portion of its business plan. 375,000 shares of S-8 stock were issued as compensation for these services.

On July 1, 2004, the Board of Directors authorized an increase in the authorized shares of Common Stock from 50,000,000 to 100,000,000; and on July 2, 2004, the Board of Directors authorized a 2:1 split of the Common Stock.

On July 6, 2004, IVIC entered into a contract with Big Apple Consulting USA, Inc. for investor and public relations.

The number of shares outstanding of common stock on the date of this filing is 54,520,514.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed itself through this quarter from a small amount of cash received for consulting services which allows it to pay the rent and utilities. Salaries for the three personnel are being accrued but not paid. IVIC anticipates expenditures for acquisitions in excess of $1,000,000 to expand operations during the next twelve months. The Company will require additional funding to finance its operations through private sales and public debt or equity offerings. However, there is no assurance that the Company can obtain such financing. Recurring revenues are anticipated from ISP management services but no management service contracts have been executed at this time.
There can be no assurance that the Company will secure these contracts. Recurring revenues are anticipated from ISPs owned and operated by the Company, but there can be no assurance that the Company will be able to raise the capital needed to acquire these ISPs or reach acceptable terms for a definitive agreement.

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


ITEM 3. CONTROLS AND PROCEDURES
-------------------------------


        As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
- -------------------------

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

On June 2, 2003, the Company filed a complaint against Qwest in Los Angeles Superior Court for breaches of contracts, fraud, misrepresentation, unfair business practices, injunction, and accounting. Pursuant to mutual agreement of the parties, their respective disputes and claims are now pending resolution through binding arbitration. An arbitrator has been selected. A hearing date has been set of November 15, 2004.

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

The disputes and counter-disputes between New Edge and the Company are currently in arbitration. A hearing is set for November 15, 2004.

Pending the completion of discovery--among other things as to the valuation of the customer base taken by New Edge--it is not possible to ascertain whether New Edge is likely to obtain a net recovery against the Company.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

The Company has made no amendments or modifications of any instruments governing or affecting rights of any security holders during the period of this report.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------



EXHIBIT
NUMBER   TITLE OF EXHIBIT

2.1      Agreement and Plan of Reorganization**
2.2      Certificate of Amendment to Articles of Incorporation**
2.3 Certificate of Amendment to Articles of Incorporation increasing authorized shares of common stock
3.1      Articles of Incorporation**
3.2      Bylaws**
9        Voting Trust Agreement**
10.1     Employment Agreement for Nyhl Henson dated May 1, 2001**
10.2     A&B Sale Agreements for California ISPs**
10.3     Sale Agreement for Oregon ISPs**
10.4     Purchase Agreement for Quik Communications**
10.5     Sale Agreement for Colorado ISPs**
10.6a-b-cSettlement Agreements with Quik Communications***
10.7     Stock Exchange Agreement IVIC and Broadspot World Wide Wireless*****
10.8     Consulting contract with Keith Jablon dated July 1, 2004
10.9     Consulting contract with Big Apple Consulting USA, Inc. dated
         July 6, 2004
14       Code of Ethics**
16.1     Malone & Bailey, PLLC letter on change in accountants****
31.1 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer of the Registrant
31.2 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer of the Registrant
32.1     Section 906 Certification by Chief Executive Officer
32.2     Section 906 Certification by Chief Financial Officer

** Incorporated by reference to the exhibits filed with the Form 10KSB filed on February 5, 2004, File No 000-32797
*** Incorporated by reference to the exhibits filed with the Form 10QSB filed on February 23, 2004, File No 000-32797
**** Incorporated by reference to the exhibits filed with the Form 8-K filed on July 7, 2004, File No 000-32797
***** Incorporated by reference to the exhibits filed with the Form 10KSB filed on July 14, 2004

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:       August 14, 2004              By:        /s/ Nyhl Henson
                                                     -----------------------
                                                    Nyhl Henson
                                                    Chief Executive Officer




Date:       August 14, 2004              By:        /s/ Charles Roodenburg
                                                     ----------------------
                                                     Charles Roodenburg
                                                     Chief Financial Officer