Form 10QSB
period 2004-09-30
IVI COMMUNICATIONS INC
filed 2004-11-15
CIK 1140878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


Mark one

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended September 30, 2004


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

The number of shares outstanding of the registrant's common stock as of September 30, 2004 was 64,439,345.

                            IVI COMMUNICATIONS, INC.
                         (Formerly Known as Turer Corp.)
                                   FORM 10-QSB



                                Table of Contents
                                -----------------



ITEM NO.  DESCRIPTION                                                      PAGE
--------  -----------                                                      ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheet at September 30, 2004

        Condensed Consolidated Statements of Operations for the Six and Three Month Periods Ended September 30, 2004 and 2003

        Condensed Consolidated Statements of Cash Flows for the Six Month Period Ended September 30, 2004 and 2003

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


Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holder

Item 5. Other Information

Item 6. Exhibits

Signatures

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
-------------------------------



                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
            INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)





Condensed Consolidated Balance Sheet as of September 30, 2004

Condensed Consolidated Statements of Operations for the Six and Three Months
   Ended September 30, 2004 and 2003

Consolidated Statements of Cash Flows for the Six Months Ended
   September 30, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2004

                                     ASSETS


CURRENT ASSET
    Cash and cash equivalents                                                   $          46,359
    Other current assets                                                                    2,822
                                                                                ------------------

             Total current asset                                                           49,181
                                                                                ------------------

TOTAL ASSETS                                                                    $          49,181
                                                                                ==================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Current portion of installment debt                                         $          20,861
    Notes payable                                                                         816,407
    Accounts payable and accrued liabilities                                            3,263,680
    Convertible debentures                                                                336,750
                                                                                ------------------
             Total current liabilities                                                  4,437,698
                                                                                ------------------

Installment debt, net of current portion                                                   10,423
                                                                                ------------------

TOTAL LIABILITIES                                                                       4,448,121
                                                                                ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.001 par value; 5,000,000 shares authorized;
        0 shares issued and outstanding                                                         -
    Common stock, $.001 par value; 100,000,000 shares authorized
       64,439,345 shares issued and outstanding                                            64,439
    Additional paid-in capital                                                         18,401,799
    Subscription receivable                                                            (2,023,173)
    Accumulated deficit                                                               (20,842,005)
                                                                                ------------------
             Total stockholders' equity (deficit)                                      (4,398,940)
                                                                                ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $          49,181
                                                                                ==================




          The accompanying notes are an integral part of the condensed consolidated financial statements.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                         SIX MONTHS ENDED                THREE MONTHS ENDED
                                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                                       2004            2003             2004            2003
                                                                   ------------------------------   ------------------------------
OPERATING REVENUE                                                  $     24,500    $           -    $     16,750   $            -

COST OF OPERATIONS                                                            -                -               -                -
                                                                   -------------   --------------   -------------  ---------------

GROSS PROFIT                                                             24,500                -          16,750                -
                                                                   -------------   --------------   -------------  ---------------

OPERATING EXPENSES
   General and administrative                                           852,095          158,254         651,848           28,228
                                                                   -------------   --------------   -------------  ---------------

          Total operating expenses                                      852,095          158,254         651,848           28,228
                                                                   -------------   --------------   -------------  ---------------

OPERATING (LOSS)                                                       (827,595)        (158,254)       (635,098)         (28,228)
                                                                   -------------   --------------   -------------  ---------------

OTHER (EXPENSE)
    Interest expense                                                   (117,243)        (108,236)        (59,196)         (59,105)
                                                                   -------------   --------------   -------------  ---------------
          Total other (expense)                                        (117,243)        (108,236)        (59,196)         (59,105)
                                                                   -------------   --------------   -------------  ---------------

LOSS BEFORE INCOME TAXES                                               (944,838)        (266,490)       (694,294)         (87,333)
    Provision for income taxes                                                -                -               -                -
                                                                   -------------   --------------   -------------  ---------------

LOSS FROM CONTINUING OPERATIONS                                        (944,838)        (266,490)       (694,294)         (87,333)

    (Loss) from discontinued operations (net of income taxes)                 -          226,307               -         (427,053)
    Gain on sale of subsidiaries                                              -          796,386               -        1,270,225
                                                                   -------------   --------------   -------------  ---------------

NET INCOME (LOSS)                                                  $   (944,838)   $     756,203    $   (694,294)  $      755,839
                                                                   =============   ==============   =============  ===============


BASIC AND DILUTED INCOME (LOSS) PER SHARE
    Basic and diluted from continuing operations                   $      (0.02)   $       (0.01)   $      (0.01)  $        (0.00)
                                                                   =============   ==============   =============  ===============
    Basic and diluted from discontinued operations                 $          -    $        0.01    $          -   $        (0.01)
                                                                   =============   ==============   =============  ===============
    Basic and diluted from sale of subsidiaries                    $          -    $        0.03    $          -   $         0.04
                                                                   =============   ==============   =============  ===============

AVERAGE NUMBER OF BASIC AND DILUTED
 COMMON SHARES OUTSTANDING                                           54,929,930       28,970,514      54,951,930       28,970,514
                                                                   =============   ==============   =============  ===============




          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                       2004          2003
                                                                   ------------- --------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)                                               $   (944,838) $     756,203
                                                                   ------------- --------------
   Adjustments to reconcile net income (loss) to net cash
     (used in) operating activities:
     (Gain) on sale of subsidiaries                                           -       (796,386)
     Net cash provided by (used in) discontinued operations                   -     (1,326,926)
     Common stock issued for services and compensation                  552,746              -

  Changes in assets and liabilities
     (Increase) decrease in other current assets                         (1,396)        51,719
     Increase in accounts payable and accrued liabilities               182,670         79,364
                                                                   ------------- --------------
     Total adjustments                                                  734,020     (1,992,229)
                                                                   ------------- --------------

     Net cash (used in) operating activities                           (210,818)    (1,236,026)
                                                                   ------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of subsidiaries, net                                  -      1,795,000
     Collections of receivables of California operations                      -         41,062
                                                                   ------------- --------------
       Net cash provided by investing activities                              -      1,836,062
                                                                   ------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from note payable                                               -              -
     Payments on installment note payable                               (14,063)       (29,739)
     Payments on note payable                                            (8,865)        (1,797)
     Proceeds from issuance of common stock                             280,000              -
                                                                   ------------- --------------
       Net cash provided by (used in) financing activities              257,072        (31,536)
                                                                   ------------- --------------

NET INCREASE IN
    CASH AND CASH EQUIVALENTS                                            46,254        568,500

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                     105          3,296
                                                                   ------------- --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                          $     46,359  $     571,796
                                                                   ============= ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest paid                                             $     35,323  $      59,196
         Income taxes paid                                                    -              -

SUPPLEMENTAL DISCLOSURE OF NONCASH  INFORMATION:
     Common stock issued for services and compensation             $    552,746  $           -
                                                                   ============= ==============
     Common stock issued for notes payable                         $    123,612  $           -
                                                                   ============= ==============
     Common stock issued for accounts payable and accrued expenses $    135,471  $           -
                                                                   ============= ==============
     Conversions of payables to equity                             $    838,209  $           -
                                                                   ============= ==============
     Common stock issued for subscription receivable               $  2,023,173  $           -
                                                                   ============= ==============




          The accompanying notes are an integral part of the condensed consolidated financial statements.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003

NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION

                  The 2003 financial results were reclassified to conform to the current year presentation.

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                  Cash and Cash Equivalents

                  The Company considers all highly liquid debt instruments and other short- term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2004 and 2003.

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Fair Value of Financial Instruments

                  The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

                  Advertising Costs

                  The Company expenses the costs associated with advertising as incurred. Advertising and expenses are included in general and administrative expenses in the condensed consolidated statements of operations for the six months ended September 30, 2004 and 2003.

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

                  Reclassifications

                  Certain amounts for the six months ended September 30, 2003 have been reclassified to conform to the presentation of the September 30, 2004 amounts. The reclassifications have no effect on net income for the six months ended September 30, 2003.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003

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

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                         September 30,        September 30,
                                            2004                  2003
                                       -----------------    -----------------

Net income (loss)                      $       (944,838)    $        756,203
                                       -----------------    -----------------

Weighted-average common shares
Outstanding (Basic)                          54,929,930           28,970,514

Weighted-average common stock
Equivalents
     Stock options                                    -                    -
     Warrants                                         -                    -
                                       -----------------    -----------------

Weighted-average common shares
Outstanding (Diluted)                        54,929,930           28,970,514
                                       =================    =================





                  Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for September 30, 2004 because inclusion would have been antidilutive. All shares reflected herein are post-split that occurred July 2, 2004.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                  The installment debt liability at September 30, 2004 is $31,284 of which $20,861 is current, and the remaining $10,423 is due through fiscal 2007.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003

NOTE 4 -          NOTES PAYABLE

                  The Company borrowed a total of $1,077,955 from 22 different individuals during 1999 through the present, at interest rates ranging from 7-12%, with no collateral and payment terms of 2 or 3 years. As of September 30, 2004, all amounts unpaid are overdue.

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

                  603,498 shares of common stock were issued to convert $123,612 in notes payable and $81,920 in accrued interest during the six months ended September 30, 2004.

NOTE 5 -          CONVERTIBLE DEBENTURES

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003

NOTE 6-           STOCKHOLDERS' DEFICIT

                  Common Stock

                  As of September 30, 2004, the Company has 100,000,000 shares of common stock authorized and 64,439,345 issued and outstanding.

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

                  The following details the stock transactions for the six months ended September 30, 2004:

                  The Company issued 25,000 shares of common stock to the lender of a $10,000 note payable for entering into the note agreement. Since the Company's stock at the time of issuance was not trading, the Company has valued these shares at par ($25).

                  The Company issued 4,500,000 shares to consultants and management in the form of S-8 stock which was issued July 1, 2004. These shares were valued at $225,000 ($.05 per share), the fair value of the stock at the date the shares were issued.

                  On July 2, 2004, the Company's board of directors approved a 2:1 stock split that increased the issued and authorized shares 27,235,257.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003



NOTE 6 -          STOCKHOLDERS' DEFICIT (CONTINUED)

                  Common Stock

                  The Company issued 6,130,827 shares of common stock under a stock subscription agreement. The shares have been valued at $2,023,173 and reflected as a subscription receivable on the condensed consolidated balance sheet. There have been no amounts received of this subscription receivable as of September 30, 2004.

                  The Company issued a total of 1,838,017 shares of stock to consultants (1,077,017), and for conversions of notes (362,703) and accounts payable (398,297) valued at $586,804 (an average of $.31 per share), the fair value of the stock at the date the shares were issued.

                  The Company issued 1,999,987 shares of common stock for $280,000.

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

                  Preferred Stock

                  The Company has 5,000,000 shares of preferred stock authorized and 0 shares of preferred stock issued and outstanding as of September 30, 2004 and 2003, respectively.

NOTE 7 -          GOING CONCERN

                  As shown in the accompanying condensed consolidated financial statements the Company has sustained net operating losses for the six months ended September 30, 2004 and the years ended March 31, 2004 and 2003, and has sustained large accumulated deficits. In addition, the Company has sold off its operations in Colorado, Oregon and California, and is operating essentially as a shell company in search of acquiring a business, or finding a suitable merger candidate.

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003

NOTE 8 -          ACQUISITION

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

NOTE 9 -          PROVISION FOR INCOME TAXES

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

                  At September 30, 2004, deferred tax assets approximated the following:


                  Net operating loss carryforwards      $   7,080,500
                  Less:  valuation allowance              ( 7,080,500)
                                                        --------------

                                                        $          -0-

                  At September 30, 2004, the Company had accumulated deficits approximating $20,825,000 available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003



NOTE 10 -         LITIGATION/ ARBITRATION

                  As of September 30, 2004?, the Company was party to one lawsuit that is an appeal of a previous lawsuit the Company had won. This trial was set for April 4, 2004, but has been rescheduled. The Company believes that they will prevail in the appeal, however has recognized in its accounts payable all amounts that would be payable to this claimant.

                  The Company is also involved in arbitration with one of their major vendors that has been set for November 15, 2004. The major vendor has claimed the Company owes them in excess of $900,000, and the Company had previously filed a complaint against this vendor for breaches of contract, fraud, misrepresentation, unfair business practices, injunction and accounting. Pursuant to mutual agreement of the parties, their respective disputes and claims are now pending resolution through binding arbitration.

                  The Company has another arbitration hearing set for November 15, 2004 with another vendor over charges the Company was billed for improper termination fees. The Company has not paid these fees due to these allegations.

                  In addition, the Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. The Company has converted $838,209 in old vendor payables to equity.

NOTE 11 -         DISCONTINUED OPERATIONS

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

ITEM 2.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:
---------------------------------------------------------

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

During the next year IVI Communications, Inc.'s survival, including retention of core staff, completion of the audit, debt repayment and negotiation, litigation and litigation avoidance, and the filing of 10Ks and 10Qs, required the allocation of significant resources to outside professional services such as auditors and attorneys. The cash flow from its operations was not sufficient to sustain these fundamental requirements of survival. For this reason, IVIC sold its assets to position the Company to attract new funding for implementation of its re-purposed business plan.

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

RESULTS OF OPERATIONS

Six Months Ended September 30, 2004 Compared to the Six Months Ended September 30, 2003.

IVIC currently has no recurring revenues and there can be no comparisons to prior periods.

The Company currently has Letters of Intent to purchase for a combination of cash and stock an ISP in Washington and an ISP in Florida. The Company is currently involved in the due diligence process and is working toward definitive agreements.

IVI Communications, Inc. has received its trading symbol (IVCM.PK) and is currently trading on the Pink Sheets.

On August 16, 2004, Pennaluna & Company filed a Form 211 Application for IVI Communications, Inc. with the NASD to move from the Pink Sheets to the OTCBB. The NASD had questions regarding the application, and a response to the NASD was filed on September 23, 2004. A second round of questions was received from the NASD on November 1, 2004. The Company is currently preparing its response.

IVI Communications, Inc. filed an S-8 registration on June 29, 2004.

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

On July 6, 2004, IVIC entered into a contract with Big Apple Consulting USA, Inc. for investor relations, broker, and public relations.

On August 17, 2004 the Company signed an Advisory Agreement with Hunter Wise Securities, LLC in the area of corporate finance and/or capital placement transactions. 306,541 restricted shares of IVIC common stock were issued for payment.

On August 31, 2004, the Company signed an Agreement with The Research Works, Inc. to provide independent research reports to be updated and posted to their web site quarterly. Compensation was 275,000 restricted shares of common stock. The term of the agreement is twelve months.

On November 4, 2004 the Company filed an Amended S-8, increasing the number of shares registered from 4,500,000 to 12,000,000, taking into account the 2:1 stock split on July 1, 2004.

The Company negotiated stock settlements with two noteholders that resulted in the reduction of notes payable and interest payable in the amount of $192,410. 603,498 restricted shares of common stock were issued for these settlements.

The Company was able to convert $838,209 of liabilities to equity during the six months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

On August 12, 2004, the Company initiated a private offering of IVI Communications, Inc. shares at $0.14 per share. Twenty accredited investors purchased 1,999,987 restricted shares for $280,000.

On August 16, 2004 The Company signed a Stock Purchase Agreement with a London Investment Firm. The Firm purchased 6,130,827 shares of IVIC restricted common stock, valued at $2,023,173, for 1,113,959 of the Firm's free-trading shares. The realization of this funding is dependant upon the Firm's ability to have their shares admitted for listing on the London Stock Exchange.


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


"SAFE HARBOR" STATEMENT

      The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the Statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, that (1) needed financing will not be available to the Company as needed, (2) the Company will not be able to acquire and operate ISPs after receiving financing for a variety of reasons such as an inability to identify willing sellers or an inability to reach a mutually acceptable definitive agreement(s), and (3) once we acquire ISPs the Company may not be able to retain or grow the subscriber base or achieve a level of profitability to meet cash requirements for the Company. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports and documents.

ITEM 3. CONTROLS AND PROCEDURES
--------------------------------


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




                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
--------------------------

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

On June 2, 2003, the Company filed a complaint against Qwest in Los Angeles Superior Court for breaches of contracts, fraud, misrepresentation, unfair business practices, injunction, and accounting. Pursuant to mutual agreement of the parties, their respective disputes and claims are now pending resolution through binding arbitration. An arbitrator has been selected. A hearing date was set for November 15, 2004, but is now pending a date in December, 2004.

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

The other Matern lawsuit seeks $145,787.50 indemnity from the Company, together with interest and fees from November 24, 1998, for defense of Mr. Matern in a lawsuit brought by a third party. The claims against Mr. Matern were resolved against the third party, which has appealed. Discovery in the indemnity lawsuit against the Company is underway. Trial was set for April 4, 2004; but is currently waiting to be rescheduled.

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



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
----------------------------------------------------------

No matters were submitted to a vote of security holders during the period of this report.


ITEM 5. OTHER INFORMATION.
--------------------------

The registrant does not elect to state any other information in this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

EXHIBIT
NUMBER                  TITLE OF EXHIBIT


2.1          Agreement and Plan of Reorganization**

2.2          Certificate of Amendment to Articles of Incorporation**

2.3 Certificate of Amendment to Articles of Incorporation increasing authorized shares of common stock******

3.1          Articles of Incorporation**

3.2          Bylaws**

4.1          2005 Employee Stock Compensation Plan***

4.2          Amended 2005 Employee Stock Compensation Plan*******

9            Voting Trust Agreement**

10.1         Employment Agreement for Nyhl Henson dated May 1,2001**

10.2 A & B   Sale Agreements for California ISPs**

10.3         Sale Agreement for Oregon ISPs**

10.4         Purchase Agreement for Quik Communications**

10.5         Sale Agreement for Colorado ISPs**

10.6 A B & C Settlement Agreements with Quik Communications*

10.7         Stock Exchange Agreement IVIC and Broadspot World
             Wide Wireless*****

10.8         Consulting Contract with Keith Jablon dated July 1, 2004******

10.9 Consulting Contract with Big Apple Consulting USA, Inc. dated July 6, 2004******

10.10        Advisory Agreement with Hunter Wise, LLC dated August 17, 2004

10.11        Agreement with The Research Works dated August 31, 2004

10.12 Stock Purchase Agreement between IVIC and Seaside Investments PLC dated August 16, 2004

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

31.1 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer of the Registrant

31.2 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer of the Registrant

32.1         Section 906 Certification by Chief Executive Officer

32.2         Section 906 Certification by Chief Financial Officer




* Incorporated by reference to the exhibits filed with the Form 10QSB/A filed on March 8, 2004, File No 000-32797

** Incorporated by reference to the exhibits filed with the Form 10KSB/A filed on March 8, 2004, File No 000-32797

*** Incorporated by reference to the exhibits filed with the Form S-8 on June 29, 2004, File No 333-116954

**** Incorporated by reference to the exhibits filed with the Form 8-K filed on July 7, 2004, File No 000-32797

***** Incorporated by reference to the exhibits filed with the Form 10KSB filed on July 14, 2004, File No 000-32797

****** Incorporated by reference to the exhibits filed with the Form 10QSB filed on August 16, 2004, File No 000-32797

******* Incorporated by reference to the exhibits filed with the Form S-8 on November 11, 2004 File No 333-120231

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:       November 12, 2004              By:      /s/ Nyhl Henson
                                                    -----------------------
                                                    Nyhl Henson
                                                    Chief Executive Officer




Date:       November 12, 2004              By:       /s/ Charles Roodenburg
                                                     ----------------------
                                                     Charles Roodenburg
                                                     Chief Financial Officer