Form 10QSB
period 2004-12-31
IVI COMMUNICATIONS INC
filed 2005-02-14
CIK 1140878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


Mark one

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended December 31, 2004


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

The number of shares outstanding of the registrant's common stock as of December 31, 2004 was 65,675,686.

                            IVI COMMUNICATIONS, INC.
                         (Formerly Known as Turer Corp.)
                                   FORM 10-QSB



                                Table of Contents
                                -----------------



ITEM NO.  DESCRIPTION                                                      PAGE
--------  -----------                                                      ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheet at December 31, 2004

        Condensed Consolidated Statements of Operations for the Nine and Three Month Periods Ended December 31, 2004 and 2003

        Condensed Consolidated Statements of Cash Flows for the Nine Month Period Ended December 31, 2004 and 2003

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

Item 6. Exhibits

Signatures

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
-------------------------------



                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

                                     ASSETS




CURRENT ASSET
    Cash and cash equivalents                                      $    84,580
    Other current assets                                                37,926
                                                                   ------------
            Total current asset                                        122,506
                                                                   ------------
Equipment, net of $61 in accumulated depreciation                        1,779
                                                                   ------------
TOTAL ASSETS                                                       $    124,285
                                                                   ============

       LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
    Current portion of installment debt                            $    19,860
    Notes payable                                                      794,752
    Accounts payable and accrued liabilities                         3,124,938
    Convertible debentures                                             551,750
                                                                   ------------
            Total current liabilities                                4,491,300
                                                                   ------------

Installment debt, net of current portion                                 5,645
                                                                   ------------
TOTAL LIABILITIES                                                    4,496,945
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
    Preferred stock, $.001 par value; 5,000,000 shares authorized;
        0 shares issued and outstanding                                      -
    Common stock, $.001 par value; 100,000,000 shares authorized
       65,675,686 shares issued and outstanding                         65,675
    Additional paid-in capital                                      18,854,795
    Subscription receivable                                         (2,023,173)
    Accumulated deficit                                            (21,269,957)
                                                                   ------------

            TOTAL STOCKHOLDERS' (DEFICIT)                           (4,372,660)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                      $   124,285
                                                                   ============







   The accompanying notes are an integral part of the condensed consolidated financial statements.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003




                                                           NINE MONTHS ENDED               THREE MONTHS ENDED
                                                              DECEMBER 31,                     DECEMBER 31,
                                                          2004            2003             2004           2003
                                                       -----------------------------   -----------------------------
OPERATING REVENUE                                      $     25,250   $           -    $        750   $           -

COST OF OPERATIONS                                                -               -               -               -
                                                       -------------  --------------   -------------  --------------

GROSS PROFIT                                                 25,250               -             750               -
                                                       -------------  --------------   -------------  --------------

OPERATING EXPENSES
    General and administrative                            1,225,077         288,504         372,982         130,250
    Depreciation                                                 61               -              61               -
                                                       -------------  --------------   -------------  --------------

          TOTAL OPERATING EXPENSES                        1,225,138         288,504         373,043         130,250
                                                       -------------  --------------   -------------  --------------

OPERATING (LOSS)                                         (1,199,888)       (288,504)       (372,293)       (130,250)
                                                       -------------  --------------   -------------  --------------

OTHER (EXPENSE)
    Interest expense                                       (172,902)       (190,393)        (55,659)        (82,157)
    Impairment                                                    -        (159,500)              -        (159,500)
                                                       -------------  --------------   -------------  --------------
          TOTAL OTHER (EXPENSE)                            (172,902)       (349,893)        (55,659)       (241,657)
                                                       -------------  --------------   -------------  --------------

LOSS BEFORE INCOME TAXES                                 (1,372,790)       (638,397)       (427,952)       (371,907)
     Provision for income taxes                                   -               -               -               -
                                                       -------------  --------------   -------------  --------------

LOSS FROM CONTINUING OPERATIONS                          (1,372,790)       (638,397)       (427,952)       (371,907)

    Income (Loss) from discontinued operations
         (net of income taxes)                                    -         (84,438)              -        (313,571)
    Gain on sale of subsidiaries                                  -         996,386               -         200,000
                                                       -------------  --------------   -------------  --------------

NET INCOME (LOSS)                                      $ (1,372,790)  $     273,551    $   (427,952)  $    (485,478)
                                                       =============  ==============   =============  ==============


BASIC AND DILUTED INCOME (LOSS) PER SHARE
     Basic and diluted from continuing operations      $      (0.02)  $       (0.05)   $      (0.01)  $       (0.03)
                                                       =============  ==============   =============  ==============
     Basic and diluted from discontinued operations    $          -   $       (0.01)   $          -   $       (0.02)
                                                       =============  ==============   =============  ==============
     Basic and diluted from sale of subsidiaries       $          -   $        0.08    $          -   $        0.01
                                                       =============  ==============   =============  ==============

AVERAGE NUMBER OF BASIC AND DILUTED
 COMMON SHARES OUTSTANDING                               60,042,530      13,160,257      64,956,692      13,710,263
                                                       =============  ==============   =============  ==============






The accompanying notes are an integral part of the condensed consolidated financial statements.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003



                                                                                  2004            2003
                                                                             --------------- ----------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)                                                          $  (1,372,790)   $     273,551
                                                                             --------------- ----------------
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
     (USED IN) OPERATING ACTIVITIES:
     Depreciation                                                                        61                -
     Issuance of stock for services and interest                                    745,859           70,000
     Impairment                                                                           -          159,500
     (Gain) on sale of subsidiaries                                                       -         (996,386)
     Net cash provided by (used in) discontinued operations                               -       (2,346,472)

  CHANGES IN ASSETS AND LIABILITIES
     (Increase) in other current assets                                             (36,500)         (73,593)
     Increase in accounts payable and accrued liabilities                           280,050           14,714
                                                                             --------------- ----------------
     Total adjustments                                                              989,470       (3,172,237)
                                                                             --------------- ----------------

     NET CASH (USED IN) OPERATING ACTIVITIES                                       (383,320)      (2,898,686)
                                                                             --------------- ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of subsidiaries, net                                              -        3,095,000
     Collections of receivables of California operations                                  -           41,062
     Capital expenditures                                                            (1,840)               -
                                                                             --------------- ----------------
     NET CASH PROVIDED BY INVESTING ACTIVITIES                                       (1,840)       3,136,062
                                                                             --------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on installment note payable                                           (19,842)         (40,416)
     Payments on note payable                                                       (30,523)        (133,911)
     Debentures                                                                     215,000                -
     Proceeds from issuance of common stock                                         305,000                -
                                                                             --------------- ----------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             469,635         (174,327)
                                                                             --------------- ----------------

NET INCREASE IN
     CASH AND CASH EQUIVALENTS                                                        84,475           63,049

CASH AND CASH EQUIVALENTS -
     BEGINNING OF PERIOD                                                                 105            3,296
                                                                             --------------- ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $      84,580    $      66,345
                                                                             =============== ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest paid                                                        $      35,323    $      59,186
         Income taxes paid                                                                -                -

SUPPLEMENTAL DISCLOSURE OF NONCASH  INFORMATION:
     Common stock issued for services and compensation                        $     745,859    $      70,000
                                                                             =============== ================
     Common stock issued for notes payable                                    $     123,612    $           -
                                                                             =============== ================
     Common stock issued for accounts payable and accrued expenses            $     371,590    $           -
                                                                             =============== ================
     Conversions of payables to equity                                        $   1,074,328    $           -
                                                                             =============== ================
     Common stock issued for subscription receivable                          $   2,023,173    $           -
                                                                             =============== ================






    The accompanying notes are an integral part of the condensed consolidated financial statements.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1-           ORGANIZATION AND BASIS OF PRESENTATION
                  ---------------------------------------

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 1-           ORGANIZATION AND BASIS OF PRESENTATION  (CONTINUED)
                  ---------------------------------------------------

                  On October 27, 2004, the Company filed an amended S-8, bringing the total shares to be registered to 12,000,000.

                  The 2003 financial results were reclassified to conform to the current year presentation.

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  ------------------------------------------
                  PRINCIPLES OF CONSOLIDATION
                  ---------------------------

                  The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  USE OF ESTIMATES
                  ----------------

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

                  CASH AND CASH EQUIVALENTS
                  -------------------------

                  The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

                  The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.

                  REVENUE RECOGNITION
                  -------------------

                  Prior to selling off its business segments, the Company recorded revenue when the earnings process was complete and the risks and rewards of ownership had transferred to the customer, which was generally considered to have occurred as each month's services were provided, and at installation.

                  The Company currently has no recurring revenue.

                  INCOME TAXES
                  ------------

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003




NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  -------------------------------------------------------

                  FAIR VALUE OF FINANCIAL INSTRUMENTS
                  -----------------------------------

                  The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

                  ADVERTISING COSTS
                  -----------------

                  The Company expenses the costs associated with advertising as incurred. Advertising and expenses are included in general and administrative expenses in the condensed consolidated statements of operations for the nine months ended December 31, 2004 and 2003.

                  EQUIPMENT
                  ---------

                  Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company currently only has office equipment which is being depreciated over 5 years.

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

                  ACCOUNTS RECEIVABLE
                  -------------------

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

                  RECLASSIFICATIONS
                  -----------------

                  Certain amounts for the nine months ended December 31, 2003 have been reclassified to conform to the presentation of the December 31, 2004 amounts. The reclassifications have no effect on net income for the nine months ended December 31, 2003.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  -------------------------------------------------------

                  EARNINGS (LOSS) PER SHARE OF COMMON STOCK
                  -----------------------------------------

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

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                        DECEMBER 31,          DECEMBER 31,
                                           2004                  2003
                                     ------------------    ------------------

Net income (loss)                     $     (1,372,790)    $         273,551
                                     ------------------    ------------------

Weighted-average common shares
Outstanding (Basic)                         60,042,530            13,160,257

Weighted-average common stock
Equivalents
     Stock options                                   -                     -
     Warrants                                        -                     -
                                     ------------------    ------------------

Weighted-average common shares
Outstanding (Diluted)                       60,042,530            13,160,257
                                     ==================    ==================


                  Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for December 31, 2004 because inclusion would have been antidilutive. All shares reflected herein are post-split that occurred July 2, 2004.

                  The options and warrants that would have been available at December 31, 2004 are 264,000 and 527,705, respectively.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  -------------------------------------------------------

                  GOODWILL AND OTHER INTANGIBLE ASSETS
                  ------------------------------------

                  In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements

                  STOCK-BASED COMPENSATION
                  ------------------------

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  -------------------------------------------------------

                  STOCK-BASED COMPENSATION (CONTINUED)
                  ------------------------------------

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

                  RECENT ACCOUNTING PRONOUNCEMENTS
                  --------------------------------

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  -------------------------------------------------------

                  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
                  --------------------------------------------

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  -------------------------------------------------------

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  -------------------------------------------------------

                  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
                  --------------------------------------------

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


NOTE 3-           INSTALLMENT DEBT
                  -----------------

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

                  The installment debt liability at December 31, 2004 is $25,505 of which $19,860 is current, and the remaining $5,645 is due through fiscal 2007.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003




NOTE 4-           NOTES PAYABLE
                  ----------------

                  The Company borrowed a total of $1,077,955 from 22 different individuals during 1999 through the present, at interest rates ranging from 7-12%, with no collateral and payment terms of 2 or 3 years. As of December 31, 2004, all amounts unpaid are overdue.

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

                  603,498 shares of common stock were issued to convert $123,612 in notes payable and $81,920 in accrued interest during the nine months ended December 31, 2004.

NOTE 5-           CONVERTIBLE DEBENTURES
                  -----------------------

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

                  The Company sold units of securities for $215,000 to about 14 individuals/entities in December 2004. The debentures accrue interest at 10% per annum and are due December 31, 2005. The conversion price shall be $.10 per Common Share. No conversions or repayments of the debentures have occurred as of December 31, 2004.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



NOTE 6-           STOCKHOLDERS' DEFICIT
                 -----------------------

                  COMMON STOCK
                  ------------

                  As of December 31, 2004, the Company has 100,000,000 shares of common stock authorized and 65,675,686 issued and outstanding.

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

                  The following details the stock transactions for the nine months ended December 31, 2004:

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2004 AND 2003




NOTE 6-           STOCKHOLDERS' DEFICIT (CONTINUED)

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

                  The Company issued 1,057,769 shares of common stock for services valued at $193,113 in the quarter ended December 31, 2004.

                  The Company issued 178,571 shares of common stock for $25,000 in the quarter ended December 31, 2004.

                  Preferred Stock

                  The Company has 5,000,000 shares of preferred stock authorized and 0 shares of preferred stock issued and outstanding as of December 31, 2004 and 2003, respectively.

NOTE 7-           GOING CONCERN

                  As shown in the accompanying condensed consolidated financial statements the Company has sustained net operating losses for the nine months ended December 31, 2004 and the years ended March 31, 2004 and 2003, and has sustained large accumulated deficits. In addition, the Company has sold off its operations in Colorado, Oregon and California, and is operating essentially as a shell company in search of acquiring a business, or finding a suitable merger candidate.

                  Management has restructured the Company and is continuing to search for more profitable internet and communications related service companies to acquire.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



NOTE 7-           GOING CONCERN (CONTINUED)

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

                  At December 31, 2004, deferred tax assets approximated the following:

                  Deferred tax assets                              $ 7,225,000
                  Less:  valuation allowance                       ( 7,225,000)
                                                                   ------------

                  Net deferred tax asset                           $        -0-
                                                                   ============

                  At December 31, 2004, the Company had accumulated deficits approximating $21,250,000 available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



NOTE 10-          LITIGATION/ ARBITRATION

                  As of December 31, 2004, the Company was party to one lawsuit that is an appeal of a previous lawsuit the Company had won. This trial was set for April 4, 2004, but was rescheduled. The Company believes that they will prevail in the appeal, however has recognized in its accounts payable all amounts that would be payable to this claimant. On January 10, 2005, a settlement was reached in this lawsuit for $18,000 payable in one year, and 70,000 shares of IVIC common stock

                  The Company is also involved in arbitration with one of their major vendors that has been set for November 15, 2004. The major vendor has claimed the Company owes them in excess of $900,000, and the Company had previously filed a complaint against this customer for breaches of contract, fraud, misrepresentation, unfair business practices, injunction and accounting. Pursuant to mutual agreement of the parties, their respective disputes and claims are now pending resolution through binding arbitration. No hearing date is set at this time.

                  The Company had another arbitration hearing set for November 15, 2004 with another vendor over charges the Company was billed for improper termination fees. The Company has not paid these fees due to these allegations. No hearing date is set at this time.

                  On December 1, 2004, a judgment was entered against Internet Ventures, Inc., the predecessor Company, in favor of Catherine and Joe Santistevan in the amount of $1,367,500.00. After discussions with legal counsel, the Company believes the amount of the judgment would be mitigated in a full hearing on the matter, which the company intends to vigorously pursue. The Company currently has $408,486.00 recorded in notes and notes interest payable, and legal counsel and management believe this amount is adequate to resolve this matter.

                  In addition, the Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. The Company has converted $1,074,328 in old vendor payables to equity.

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 12-          SUBSEQUENT EVENTS

                  On January 31, 2005, the Company completed the purchase of Internet Business Consulting, Inc. and AppState.Net, LLC. The Company paid one times annual revenue in a stock exchange with the shares valued at $1.00 per share, plus $580,000 cash to be paid over a two-year period.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:
-----------------------------------------------------------------

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

RESULTS OF OPERATIONS

Nine Months Ended December 31, 2004 Compared to the Nine Months Ended December 31, 2003. IVIC currently has no recurring revenues and there can be no comparisons to prior periods.

On January 31, 2005, IVI Communications, Inc. completed the purchase of Internet Business Consulting, Inc. and AppState.Net, LLC from James R. Hollis by acquiring 100% of the stock of IBC and AppState.net, as described in Exhibit 2.4 of the 8K filing on February 4, 2005. The Company paid one times annual revenue in a dollar-for-dollar stock exchange with its stock valued at $1.00 per share, plus $580,000 cash to be paid over two years. IBC is a leading provider of turnkey wireless networks that has the expertise required to engineer, install, and support wireless applications and solutions. AppState.net is an Internet Service Provider founded in July 1999 in the Appalachian State University town of Boone, NC. Unaudited gross revenue in 2004 for IBC was $2,500,000 and for AppState.net $200,000. This acquisition launches IVI Communications' business plan to rollup, consolidate and profitably operation ISPs, and to launch a nationally branded fixed wireless broadband service.


The Company currently has Letters of Intent to purchase for a combination of cash and stock an ISP in Washington and an ISP in Florida. The Company is currently involved in the due diligence process and is working toward definitive agreements.

IVI Communications, Inc.(IVCM.PK) and is currently trading on the Pink Sheets.

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

On July 2, 2004, the Board of Directors authorized a 2:1 split of the Common Stock.

On July 1, 2004, IVIC entered into a contract with Keith Jablon for consulting services in identifying and pursuing acquisition candidates for the dial-up portion of its business plan. This contract expired on December 31, 2004 and has not been renewed.

On July 6, 2004, IVIC entered into a contract with Big Apple Consulting USA, Inc. for investor relations, broker, and public relations. This contract expired on December 31, 2004 and has not been renewed.


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


The Company was able to convert $1,074,328 of liabilities to equity during the nine months ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

On August 12, 2004, the Company initiated a private offering of IVI Communications, Inc. shares at $0.14 per share. Twenty-two accredited investors purchased 2,178,558 restricted shares for $305,000.

On August 16, 2004 The Company signed a Stock Purchase Agreement with a London Investment Firm. The Firm purchased 6,130,827 shares of IVIC restricted common stock, valued at $2,023,173, for 1,113,959 of the Firm's free-trading shares. The realization of this funding is dependant upon the Firm's ability to have their shares admitted for listing on the London Stock Exchange. At this time the shares have not yet been listed.



On December 9, 2004, The Company offered a 10% Convertible Debenture, due December 31, 2005. Debenture holders shall have the right to convert such Debentures into fully paid and nonassessable Common Shares at the Conversion Price of $0.10 per Common Share. Fourteen (14) debentures were sold for $215,000 with conversion rights to 2,365,000 shares.


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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
---------------------------

The Company has three arbitrations and lawsuits outstanding as follows:

1. Qwest Communications Corporation and its affiliated entities ("Qwest")
   -----------------------------------------------------------------------

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

On June 2, 2003, the Company filed a complaint against Qwest in Los Angeles Superior Court for breaches of contracts, fraud, misrepresentation, unfair business practices, injunction, and accounting. Pursuant to mutual agreement of the parties, their respective disputes and claims are now pending resolution through binding arbitration. An arbitrator has been selected. A hearing date is not set at this time.

Discovery in the proceedings involving Qwest has yet to be conducted. Based upon the information available, it is likely that some amount of offset shall be awarded to the Company. It is premature to estimate the amount of such offset, the amount of affirmative relief to the Company, if any, or the likelihood of Qwest's recovery.

There is currently no hearing set.


2. Rastegar and Matern, and Mathew J. Matern (collectively, "Matern")
   -------------------------------------------------------------------

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

The other Matern lawsuit seeks $145,787.50 indemnity from the Company, together with interest and fees from November 24, 1998, for defense of Mr. Matern in a lawsuit brought by a third party. The claims against Mr. Matern were resolved against the third party, which has appealed. On January 10, 2005, Mr. Matern and IVI Communications, Inc. agreed to settle this lawsuit for $18,000 payable in one year, and 70,000 shares of IVIC common stock.

3. New Edge Networks
   ------------------

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

The hearing is currently on hold with no date set.

4. Catherine and Joe Santistevan
   ------------------------------
On November 7, 2003, Case No. CV022344 was filed in Superior Court of the State of California for the County of San Joaquin, Catherine and Joe Santistevan, Plaintiffs, vs. Internet Ventures, Inc., etal, Defendants.

On December 1, 2004, a judgment was entered against Internet Ventures, Inc., the predecessor Company, in favor of Catherine and Joe Santistevan in the amount of $1,367,500.00. After discussions with legal counsel, the Company believes the amount of the judgment would be mitigated in a full hearing on the matter, which the company intends to vigorously pursue. The Company currently has $408,486.00 recorded in notes and notes interest payable, and legal counsel and management believe this amount is adequate to resolve this matter.

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



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
------------------------------------------------------------

No matters were submitted to a vote of security holders during the period of this report.

ITEM 5. OTHER INFORMATION.
---------------------------

The registrant does not elect to state any other information in this report.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

EXHIBIT
NUMBER          TITLE OF EXHIBIT
------          ----------------

2.1             Agreement and Plan of Reorganization**

2.2             Certificate of Amendment to Articles of Incorporation**

2.3 Certificate of Amendment to Articles of Incorporation increasing authorized shares of common stock******

2.4 Business Purchase Agreement("Agreement")Between IVI Communications, Inc., Internet Business Consulting, Inc. and AppState.Net, Llc.********

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

10.11           Agreement with The Research Works dated August 31,2004

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

31.1 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer of the Registrant

31.2 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer of the Registrant

32.1            Section 906 Certification by Chief Executive Officer

32.2            Section 906 Certification by Chief Financial Officer


* Incorporated by reference to the exhibits filed with the Form 10QSB/A filed on March 8, 2004, File No 000-32797
** Incorporated by reference to the exhibits filed with the Form 10KSB/A filed on March 8, 2004, File No 000-32797
*** Incorporated by reference to the exhibits filed with the Form S-8 on June 29,2004, File No 333-116954
**** Incorporated by reference to the exhibits filed with the Form 8-K filed on July 7, 2004, File No 000-32797
***** Incorporated by reference to the exhibits filed with the Form 10KSB filed on July 14, 2004, File No 000-32797
****** Incorporated by reference to the exhibits filed with the Form 10QSB filed on August 16, 2004, File No 000-32797
******* Incorporated by reference to the exhibits filed with the Form S-8 on November 11, 2004, File No 333-120231
******** Incorporated by reference to the exhibits filed with the Form 8-K filed on February 4, 2005,File No 000-32797

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:      February 14, 2005         By:           /s/ Nyhl Henson
                                                   ------------------------
                                                    Nyhl Henson
                                                    Chief Executive Officer




Date:      February 14, 2005         By:           /s/ Charles Roodenburg
                                                   ----------------------
                                                    Charles Roodenburg
                                                    Chief Financial Officer