Form 10KSB
period 2005-03-31
IVI COMMUNICATIONS INC
filed 2005-07-14
CIK 1140878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB




[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 For the fiscal year ended   March 31, 2005
                                  -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from               to
                                          --------------    ------------

Commission File Number: 000-32797

                            IVI Communications, Inc.
                            -------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                             33-0965560
------                                                             ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


6171 W Century Blvd Suite 130, Los Angeles, CA                        90045
---------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 310-216-7740
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:


  Title of Each Class Name of Each Exchange on which to be so Registered: Each Class is to be Registered:
  --------------------                          -----------------------
          None                                               None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.001
-----------------------------
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [X]  Yes  [ ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year. $775,594

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of July 8, 2005, approximately $4,134,127.

As of March 31, 2005, there were 66,539,685 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                         [X]  Yes          [ ]  No

                                TABLE OF CONTENTS

PART 1

Item 1   Description of Business
Item 2   Description of Property
Item 3   Legal Proceedings
Item 4   Submission of Matters to a Vote of Security Holders

PART 2

Item 5   Market for Common Equity and Related Stockholder Matters
Item 6   Management's Discussion and Analysis or Plan of Operation
Item 7   Financial Statements
Item 8 Changed in and Disagreements With Accountants on Accounting And Financial Disclosure
Item 8A  Internal Control over Financial Reporting

PART 3

Item 9  Directors, Executive Officers, Promoters and Control Persons
Item 10 Executive Compensation
Item 11 Security Ownership of Certain Beneficial Owners and Management
Item 12 Certain Relationships and Related Transactions
Item 13 Exhibits
Item 14 Principal Accountant Fees and Services Signatures

Certifications

PART 1

ITEM 1            DESCRIPTION OF BUSINESS

IVI Communications intends to acquire, consolidate and profitably operate locally branded ISPs offering state of the art dialup and nationally branded wireless Internet access to residential and business customers. Local ISPs are hampered in their ability to provide the highest quality services and achieve profitability because they lack buying power. Through consolidation, economies of scale are achieved and profit is maximized. The Company will deploy, market, and maintain a nationally branded fixed wireless broadband solution with newly acquired ISPs in tier 3 markets. As more compelling content becomes available, the demand for and profitability of broadband services will increase dramatically. ISPs having a track record of success in broadband will not only retain customers by converting dialup to broadband but will gain new customers migrating from other dialup providers.

There has been no research and development.

The Company is not aware of any governmental regulations or approvals that would effect our business at the present time, nor any environmental laws that would effect the Company.

As of March 31, 2005 there are 3 corporate employees.



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

Facilities for subsidiaries IBC in Matthews, NC, and AppState.net in Boone, NC are leased.

ITEM 3            LEGAL PROCEEDINGS

The Company has one lawsuit outstanding and three settled:

1. Confidential settlements have been reached and all parties have dismissed in the following matters:

A. Qwest Communications Corporation and its affiliated entities ("Qwest")

B. Mathew J. Matern

C.  New Edge Networks

2.  Rastegar and Matern
--------------------------------------------------------------------

In August 2002, a lawsuit was filed against the Company and its subsidiaries for legal fees and interest allegedly owed in the amount of $46,305 plus interest accruing since the lawsuit was filed. On August 6, 2003, the parties agreed to settle this lawsuit for $30,000, payable $15,000 upon execution of the settlement documents and the remaining $15,000 payable in six monthly installments of $2,500 each.


3.  Catherine and Joe Santisteven
----------------------------------

On December 1, 2004, a default judgment was entered against Internet Ventures, Inc., the predecessor company, in favor of Catherine and Joe Santistevan in the amount of $1,367,500.00. After discussions with legal counsel, the company believes the amount of the judgment would be mitigated in a full hearing on the matter, which the company intends to vigorously pursue. The Company currently has $408,486.00 recorded in notes and notes interest payable, and legal counsel and management believe this amount is adequate to resolve this matter.

The company filed a motion to set aside the default judgment, and it is currently under submission in the Superior Court of California, County of San Joaquin, Stockton Branch, No. CV022344.

The Company has seven default judgments against it for a total amount of $163,367.

Five of these judgments have settlements in place with total balances of $85,778. The amounts are recorded in accounts payable.

One judgment in the amount of $62,328 is in favor of an equipment leasing company and is against a wholly owned subsidiary of Internet Ventures, Inc. This is recorded under accounts payable and installment debt.

One judgment in the amount of $15,261 is in favor of a debenture holder against Internet Ventures, Inc. The amount is recorded in debentures payable, debenture interest payable, and accounts payable.




ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



PART 2


ITEM 5            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

IVI Communications, Inc. trades on the Pink Sheets, symbol IVCM.PK.

On August 16, 2004, Pennaluna & Company filed a Form 211 Application for IVI Communications, Inc. with the NASD to move from the Pink Sheets to the OTCBB. The Company is in its third round of questions and responses.

The Company filed S-8 Registration Statements for 12,000,000 shares on June 29, 2004 and November 11, 2004.

On July 1, 2004, S-8 shares were issued as follows: Legal services, 1,100,000, consulting services 2,275,000, and employees 1,125,000.

On July 1, 2004, the Board of Directors authorized an increase in the authorized shares of Common Stock from 50,000,000 to 100,000,000.

On July 2, 2004, the Board of Directors authorized a 2:1 split of the Common Stock.

The following table sets forth the average high and low bid prices for the common stock for each calendar quarter since April 1, 2004.

                                                  BID PRICE PER SHARE
                                         ---------------------------------------
                                            HIGH                      LOW
                                         ---------------------------------------

2004
April 2004 - June 2004                   $        0.100         $         0.100
July 2004 - September 2004               $        0.430         $         0.095
October 2004 - December 2004             $        0.400         $         0.130
2005
January 2005 - March 2005                $        0.100         $         0.180

STOCKHOLDERS

As of March 31, 2005, we believe there were approximately 592 holders of record of our common stock.

DIVIDENDS

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.


THE FOLLOWING SECURITIES HAVE BEEN ISSUED IN THE LAST TWO FISCAL YEARS WITHOUT REGISTERING UNDER THE SECURITIES ACT.

Fiscal Year ending March 31, 2004:
----------------------------------

1,600,000 shares valued at $640,000 were returned with the reversal of the QuikCom acquisition.

175,000 shares valued at $70,000 were issued for consulting services.

9,000,000 shares valued at $9,000 were issued in a stock exchange agreement with Broadspot World Wide Wireless, Inc.

Fiscal Year ending March 31, 2005:
----------------------------------

50,000 shares of common stock were issued to the lender of a $10,000 note payable for entering into the note agreement. Since the Company's stock at the time of issuance was not trading, the Company has valued these shares at par ($50).

4,500,000 shares were issued to consultants and management in the form of S-8 stock which was issued July 1, 2004. These shares were valued at $112,500 ($.025 per share), the fair value of the stock at the date the shares were issued.

6,130,827 shares of common stock were issued in the quarter ended September 30, 2004 under a stock subscription agreement. The shares have been valued at $2,023,173 and reflected as a subscription receivable on the condensed consolidated balance sheet. There have been no amounts received of this subscription receivable as of March 31, 2005.

1,838,017 shares of stock were issued in the quarter ended September 30, 2004 to consultants (1,077,017), and for conversions of notes (362,703) and accounts payable (398,297) valued at $586,804 (an average of $.31 per share), the fair value of the stock at the date the shares were issued.

In August, 2004 the Company initiated a private offering of IVIC shares. Twenty-two accredited investors purchased 2,178,558 shares at $0.14 and one accredited investor purchased 300,000 shares at $0.10, for a total of $335,000.

In December, 2004, The Company sold 10% Convertible Debentures to 14 accredited investors for $215,000. These accrue interest at 10% and 2,365,000 shares are convertible at $0.10 in December, 2005. The Company also issued one Convertible Debenture for $25,000 in January 2005 for consulting services rendered. This accrues interest at 10% and 250,000 shares are convertible at $0.10 in January, 2006.

1,057,769 shares of common stock were issued for services valued at $193,113 in the quarter ended December 31, 2004. 275,000 of these shares were cancelled in the quarter ended March 31, 2005.

669,000 shares of common stock were issued in the quarter ended March 31, 2005 for consulting services and legal services valued at $14,569; and 70,000 shares of common stock in connection with a legal settlement valued at $11,200; and 100,000 shares of common stock as the initial installment of shares in connection with the Internet Business Consulting and AppState.Net, LLC acquisition agreement valued at $100,000.

SUBSEQUENT EVENTS

On April 21, 2005, in accordance with the purchase agreement, 2,574,312 shares of IVIC common stock were issued to James Hollis for the IBC/Appstate acquisition.

In the quarter ending September 30, 2004, 6,130,827 shares of common stock were issued to be held in escrow under a subscription agreement with a London Investment Fund. In the event the Fund failed in its efforts to receive trading status, the subscription agreement would be null and void and the shares held in escrow would be cancelled. As of the date of these financial statements, management is uncertain that the UKLA will approve the Fund for trading.


Item 6            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
---------
Internet Ventures, Inc., a wholly owned subsidiary of IVI Communications, Inc. was incorporated in September 1995. Its mission was to acquire and operate ISPs in Tier 3 markets and to rollout a hybrid broadband product that was delivered to the customer in partnership with local cable companies.

Effective May 23, 2002, Internet Ventures, Inc. agreed to recapitalize with Turer Corporation by becoming a wholly owned subsidiary of Turer. To accommodate this recapitalization, the 12,350,000 shares then outstanding of Internet Ventures, Inc. were exchanged for 12,350,000 shares of Turer. In August 2002, Turer changed its name to IVI Communications, Inc. Because original Turer shareholders retained only five percent of the combined entity, the purchase was accounted for as a reverse merger.

March 31, 2004, The Company acquired 23,000,000 shares of Broadspot Worldwide Wireless, Inc., a Canadian publicly trading corporation (pink sheet symbol BWWWF), for 9,000,000 shares of IVIC. Broadspot World Wide Wireless, Inc., is a wireless partner-development company, and may play an integral role in the development of The Company's nationally branded fixed wireless broadband product.

On January 31, 2005, IVI Communications, Inc. completed the purchase of Internet Business Consulting, Inc. and AppState.Net, LLC from James R. Hollis by acquiring 100% of the stock of IBC and AppState.net, as described in Exhibit
2.4. The Company paid one times annual revenue in a dollar-for-dollar stock exchange with its stock valued at $1.00 per share, plus $580,000 cash to be paid over two years. IBC is a leading provider of turnkey wireless networks that has the expertise required to engineer, install, and support wireless applications and solutions. AppState.net is an Internet Service Provider founded in July 1999 in the Appalachian State University town of Boone, NC. The audited gross revenue in 2004 for IBC and AppState.net was $2,574,312. Revenue of $747,594 in the fourth quarter of the year ending March 31, 2005 is included in the consolidated financial statements. This acquisition launches IVI Communications business plan.

The Company launched its service marked brand, Lickity-SplitSM, fixed wireless broadband service, at AppState.net.


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

Need For Additional Funding
---------------------------

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

Liquidity and Capital Resources
-------------------------------

As of March 31, 2005 the Company has an accumulated operating deficit of $21,486,547 and negative stockholders' equity of $3,227,701.

The Company's principal source of operating capital has been provided by the sale of its stock and securities, and fourth quarter revenue from operations. In August, 2004 the Company initiated a private offering of IVIC shares at $0.14 per share. Twenty-three accredited investors purchased 2,178,558 restricted shares for $335,000. In December, 2004, The Company sold 10% Convertible Debentures to 14 accredited investors for $215,000. These accrue interest at 10% and 2,365,000 shares are convertible at $0.10 in December, 2005.

The Company anticipates expenditures in excess of $1,000,000 to expand its operation during the next twelve months. The Company believes that the current cash flows generated from its revenues will not be sufficient to fund the anticipated expansion of operations. The Company will require additional funding to finance its operations through private sales and public debt or equity offerings. However, there is no assurance that the Company can obtain such financing. Recurring revenues are anticipated from ISP management services but no management service contracts have been executed at this time. There can be no assurance that the Company will secure these contracts.


The Company anticipates the use of proceeds of $1,000,000 to be as follows:

Acquistion             $500,000
Capital Expense        $100,000
Wireless Surveys       $16,000
Working Capital        $284,000
Transaction Fees       $100,000

Results of Operations- Twelve Months Ended March 31, 2005 and 2004

Revenue for year ending March 31, 2005 was $775,594 compared to $3,398 for the year ending March 31, 2004. Revenue of $747,594 in the fourth quarter of the year ending March 31, 2005 was a result of the acquisition of Internet Business Consulting, Inc. and Appstate.net,LLC. The Company had no operating revenue in the year ending March 31, 2004.

In the fourth quarter of the year ending March 31, 2005 Internet Business Consulting posted revenue in the following categories: equipment sales $658,210, consulting $31,007, rental $3,000 and other $7,572 for a total of $696,788. In the same period Appstate.net posted revenue in the following categories:
Internet services $50,742 and other $64 for a total of $50,806. IVI Communications posted consulting revenue of $25,000 in the fourth quarter of the year ending March 31, 2005.

General and Administrative expenses for year ending March 31, 2005 were $1,546,799 compared to $165,785 for the year ending March 31, 2004. The largest components of expenses for the year ending March 31, 2005 were Compensation of $596,915, Consulting Fees of $574,577, and Legal and Accounting fees of $192,063. Consulting Fees were paid to various individuals for expertise in regard to the company receiving public trading status.

The Company had a net loss for the year ending March 31, 2005 of $1,588,393 compared to a net loss of $260,174 for the year ending March 31, 2004.

Basic and diluted income (loss) per share from continuing operations for the year ending March 31, 2005 was $(0.03) compared to $(0.02) for the year ending March 31, 2004.


Critical Accounting Policies
---------------------------

Revenue Recognition

The Company recognizes revenues in accordance to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements.".

Internet service subscription revenues are recognized over the period that services are provided. The Company generally bills for Internet access service on the terms that range from one month to one year in advance. Monthly access fees are not prorated, and refunds are not given for partial months. Therefore, revenues for the first month of service paid in advance are recognized at the inception of the service month. Revenues for terms of service greater than one month that are paid in advance are deferred and amortized over the period in which the services are provided.

Consulting revenues are recognized upon the service being provided. All equipment sales are final upon delivery of the merchandise.


New Accounting Pronouncements
-----------------------------
On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 did have an impact on the Company's results of operations or financial position.

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

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(e)). Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the first quarter of fiscal year 2006 and thereafter.

In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS
151), "Inventory Costs - an amendment of ARB No. 43, Chapter 4". FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FAS 151 is effective for the Company in 2006. The Company does not expect FAS 151 to have a material impact on its results or financial statements.


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

Risks Related To Our Business
We Have Historically Lost Money And Losses May Continue In The Future, Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding

Accordingly, we may experience liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We Will Need To Raise Additional Capital To Continue Our Operations And Continue Making Acquisitions Or We May Be Unable To Fund Our Operations, Or Promote Our Products.

We have relied almost entirely on external financing to fund our operations and acquisitions to date. Such financing has historically come from a combination of borrowings from and sale of common stock to third parties. Over the next two years we anticipate that we may need to raise additional capital to fund acquisitions. We anticipate that these additional funds will be in the range of $5 million to $20 million, depending on the pace and size of our acquisitions. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and expansion, successfully promote our brand name, products or services, take advantage of business opportunities or respond to competitive market pressures, any of which could make it more difficult for us to continue operations. Any reduction in our operations may result in a lower stock price.

There Is Substantial Doubt About Our Ability To Continue As A Going Concern Due To Recurring Losses And Working Capital Shortages, Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding We anticipate that we will incur net losses for the immediate future.
Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Resell Their Shares Due To Suitability Requirements.

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

   o   With a price of less than $5.00 per share;
   o   That are not traded on a "recognized" national exchange;
   o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or
   o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years. Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

We May Not Be Successful In Integrating The Management Teams Of IBC Wireless and AppState.net, Which Could Adversely Affect The Leadership Of Our Company, Divert Management Time And Adversely Affect The Business And Results Of Operations.

Failure to successfully integrate the management teams of the two companies could divert management time and resources, which would adversely affect our operations. Our future success also depends on our ability to identify, attract, hire, retain and motivate other well-qualified managerial, technical, sales and marketing personnel. There can be no assurance that these professionals will be available in the market or that we will be able to meet their compensation requirements.

We intend to pursue additional acquisitions to further the development of our internet services business. Our strategy is unproven and the revenue and income potential from our strategy is unproven. We will encounter risks and difficulties frequently encountered by early-stage companies in new and rapidly changing markets, including the risks described elsewhere in this section. Our business strategy may not be successful and we may not be able to successfully address these risks. In addition, because of our limited operating history, we have limited insights into trends that may emerge and affect our business.

Our Business Revenue Generation Model Is Unproven And Could Fail

Our revenue model is new and evolving, and we cannot be certain that it will be successful. Our ability to generate revenue depends, among other things, on our ability to provide quality internet connectivity and services to our customers. Our success is largely dependent upon our ability to successfully integrate and manage our acquisitions. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth or achieve or sustain profitability.

If We Are Not Able To Compete Effectively In The Highly Competitive Internet Service Provider and Wireless Communications Industries We May Be Forced To Reduce Or Cease Operations.

Our ability to compete effectively with our competitors depends on the following factors, among others:

   o the performance of our products, services and technology in a manner that meets customer expectations;
   o the success of our efforts to develop effective channels of distribution for our products;
   o our ability to price our products that are of a quality and at a price point that is competitive with similar or comparable products offered by our competitors;
   o general conditions in the wireless communications and internet industries;
   o the success of our efforts to develop, improve and satisfactorily address any issues relating to our technology;
   o our ability to effectively compete with companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company including (i) local ISPs, (ii) national and regional ISPs, (iii) established online services; (iv) nonprofit or educational ISPs; (v) national telecommunications companies; (vi) Regional Bell Operating Companies ("RBOCs"); (vii) competitive local exchange carriers; and (viii) cable operators; and
   o our ability to adapt to the consolidation of existing ISPs with or into larger entities, or entry of new entities into the Internet services market, would likely result in greater competition for the Company. Consolidations In The Industries In Which We Compete Could Adversely Affect Our Businesses To Include A Reduction or Elimination of Our Proportionate Share Of Those Markets

The wireless communications industry has experienced consolidation of participants, and this trend may continue. If wireless carriers consolidate with companies that utilize technologies that are similar to or compete with our wireless technology, our proportionate share of the emerging market for wireless technologies may be reduced or eliminated. This reduction or elimination of our market share could reduce our ability to obtain profitable operations and could even cause us to reduce or cease operations. The Company believes that its ability to compete successfully in the Internet services market depends on a number of factors, including market presence; the adequacy of its member and technical support services; the capacity, reliability and security of its network infrastructure; the ease of access to and navigation of the Internet provided by the Company's services; the pricing policies of the Company, its competitors and its suppliers; the timing of introductions of new services by the Company and its competitors; the Company's ability to support existing and emerging industry standards; and industry and general economic trends. There can be no assurance that the Company will have the financial resources, technical expertise or marketing and support capabilities to compete successfully.

We own several Internet domain names, including, among others, www.ivn.net, www.ibconsulting.com, www.appstate.net, www.lickity-split.net, and www.lickitysplit.tv. The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains or modify the requirements for holding domain names, any or all of which may dilute the strength of our name. We may not acquire or maintain our domain name or additional common names in all of the countries in which our marketplace may be accessed, or for any or all of the top-level domains that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

We may have to resort to litigation to enforce our intellectual property rights, determine the validity and scope of the proprietary rights of others, or defend ourselves from claims of infringement, invalidity or unenforceability. Litigation may be expensive and divert resources even if we win. This could adversely affect our business, financial condition and operating results such that it could cause us to reduce or cease operations.

We May Not Be Able To Keep Up With Rapid Technological Changes, Which Could Render Our Products And Processes Obsolete

The wireless communications industry is characterized by rapid technological change, changes in customer requirements and preferences, frequent introduction of products and services embodying new technologies and the emergence of new industry standards and practices that could render our existing technology and systems obsolete. Our future success will depend on our ability to enhance and improve the responsiveness, functionality, accessibility and features of our products. We expect that our marketplace will require extensive technological upgrades and enhancements to accommodate many of the new products and services that we anticipate will be added to our marketplace. We cannot assure you that we will be able to expand and upgrade our technology and systems, or successfully integrate new technologies or systems we develop in the future, to accommodate such increases in a timely manner.

We May Not Successfully Execute or Integrate Our Acquisitions Our business model is dependent upon growth through acquisition of other internet service providers. Acquisitions involve numerous risks, including the following:

   o Difficulties in integrating the operations, technologies, products and personnel of the acquired companies;
   o Diversion of management's attention from normal daily operations of the business;
   o Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;
   o   Initial dependence on unfamiliar partners;
   o Insufficient revenues to offset increased expenses associated with acquisitions; and
   o   The potential loss of key employees of the acquired companies.
   o   Acquisitions may also cause us to:
   o Issue common stock that would dilute our current shareholders' percentage ownership;
   o   Assume liabilities;
   o Record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;
   o   Incur amortization expenses related to certain intangible assets;
   o Incur large and immediate write-offs, and restructuring and other related expenses; or
   o   Become subject to litigation.

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way.

We May Not Effectively Manage The Growth Necessary To Execute Our Business Plan, Which Could Adversely Affect The Quality Of Our Operations And Our Costs

In order to achieve the critical mass of business activity necessary to successfully execute our business plan, we must significantly increase the number of strategic partners and customers that use our technology. This growth will place significant strain on our personnel, systems and resources. We also expect that we will continue to hire employees, including technical, management-level employees, and sales staff for the foreseeable future. This growth will require us to improve management, technical, information and accounting systems, controls and procedures. We may not be able to maintain the quality of our operations, control our costs, continue complying with all applicable regulations and expand our internal management, technical information and accounting systems in order to support our desired growth. We cannot be sure that we will manage our growth effectively, and our failure to do so could cause us to reduce or cease operations.

Our Business Depends On The Growth And Maintenance Of The Internet
Infrastructure

Our success will depend on the continued growth and maintenance of the internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable internet services. Internet infrastructure may be unable to support the demands placed on it if the number of internet users continues to increase, or if existing or future internet users access the internet more often or increase their bandwidth requirements. In addition, viruses, worms and similar programs may harm the performance of the internet. The internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of internet usage as well as our ability to provide our solutions. Additionally, for many of our customers we rely upon ILECs to assist in provisioning T-1 and dial-up lines. In the event that these ILECs are unable or unwilling to provide service, our ability to service existing customers or add new customers could be impaired.

ITEM 7            FINANCIAL STATEMENTS





               IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
            INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2005 AND 2004



                                                                        Page(s)

Report of Independent Registered Public Accounting Firm                     1

Consolidated Balance Sheets as of March 31, 2005 and 2004                   2

Consolidated Statements of Operations for the Years
   Ended March 31, 2005 and 2004                                            3

Consolidated Statement of Changes in Stockholders'
   (Deficit) for the Years Ended March 31, 2005 and 2004                    4

Consolidated Statements of Cash Flow for the Years Ended
   March 31, 2005 and 2004                                               5 - 7
Notes to Consolidated Financial Statements                               8 - 29

                        BAGELL, JOSEPHS & COMPANY, L.L.C.
                          Certified Public Accountants

                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbsboro, New Jersey 08026
                        (856) 346-2828 Fax (856) 346-2882

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
IVI Communications, Inc. and Subsidiaries
Los Angeles, California

We have audited the accompanying consolidated balance sheets of IVI Communications, Inc. and Subsidiaries as of March 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements for the years ended March 31, 2005 and 2004 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management's operating and financing plans in regard to these matters are also discussed in
Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IVI Communications, Inc. and Subsidiaries as of March 31, 2005 and 2004 and the results of its operations, changes in stockholders' (deficit) and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
June 30, 2005


              MEMBER OF: AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                         NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2005 AND 2004


                                     ASSETS


                                                                    2005            2004
                                                                --------------  -------------
CURRENT ASSETS
    Cash and cash equivalents                                   $     124,071   $        105
    Accounts receivable, net                                          346,421              -
    Inventory                                                          62,300              -
    Other current assets                                                4,507          1,426
                                                                --------------  -------------

          Total current asset                                         537,299          1,531
                                                                --------------  -------------

Equipment, net of $4,320 in accumulated depreciation                   47,520              -
                                                                --------------  -------------

OTHER ASSET
   Goodwill, net of impairment                                      3,437,548              -
                                                                --------------  -------------

TOTAL ASSETS                                                    $   4,022,367   $      1,531
                                                                ==============  =============

                   LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
    Current portion of installment debt                         $      18,989   $     25,241
    Current portion of notes payable                                1,100,523        948,884
    Accounts payable and accrued liabilities                        2,686,713      4,055,676
    Current portion of obligations under capital lease                 15,561              -
    Liability for stock to be issued                                2,574,312              -
    Convertible debentures                                            576,750        336,750
                                                                --------------  -------------
          Total current liabilities                                 6,972,848      5,366,551
                                                                --------------  -------------

LONG-TERM LIABILITIES
    Installment debt, net of current portion                            1,116         20,106
    Notes payable, net of current portion                             220,000              -
    Obligations under capital lease, net of current portion            30,755              -
    Loan payable officer                                               25,349              -
                                                                --------------  -------------
          Total long-term liabilities                                 277,220         20,106

TOTAL LIABILITIES                                                   7,250,068      5,386,657
                                                                --------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
    Preferred stock, $.001 par value; 5,000,000 shares authorized;
        0 shares issued and outstanding                                     -              -
    Common stock, $.001 par value; 100,000,000 and 50,000,000 shares authorized 66,539,685 and 45,420,514 shares issued
       and outstanding                                                 66,539         45,420
    Additional paid-in capital                                     20,215,480     14,467,608
    Subscription receivable                                        (2,023,173)             -
    Accumulated deficit                                           (21,486,547)   (19,898,154)
                                                                --------------  -------------
          Total stockholders' (deficit)                            (3,227,701)    (5,385,126)
                                                                --------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                   $   4,022,367   $      1,531
                                                                ==============  =============





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004


                                                                     2005                2004
OPERATING REVENUE                                               $       775,594    $          3,398

COST OF OPERATIONS                                                      576,436                   -
                                                                ----------------   -----------------

GROSS PROFIT                                                            199,158               3,398
                                                                ----------------   -----------------

OPERATING EXPENSES
   Selling                                                                    -                 805
   General and administrative                                           818,920              95,785
   Services paid with stock issuance                                    702,879              70,000
   Services paid with convertible debenture                              25,000                   -
   Impairment                                                                 -             159,500
   Depreciation                                                           4,320              89,776
                                                                ----------------   -----------------

            Total operating expenses                                  1,551,119             415,866
                                                                ----------------   -----------------

OPERATING (LOSS)                                                     (1,351,961)           (412,468)
                                                                ----------------   -----------------

OTHER (EXPENSE)
    Interest expense                                                   (236,432)           (256,635)
                                                                ----------------   -----------------
            Total other (expense)                                      (236,432)           (256,635)
                                                                ----------------   -----------------

LOSS BEFORE INCOME TAXES                                             (1,588,393)           (669,103)
    Provision for income taxes                                                -                   -
                                                                ----------------   -----------------

LOSS FROM CONTINUING OPERATIONS                                      (1,588,393)           (669,103)

    (Loss) from discontinued operations (net of income taxes)                 -          (1,333,133)
    Gain on sale of subsidiaries                                              -           1,742,062
                                                                ----------------   -----------------

NET LOSS                                                        $    (1,588,393)   $       (260,174)
                                                                ================   =================


BASIC AND DILUTED INCOME (LOSS) PER SHARE
    Basic and diluted from continuing operations                $         (0.03)   $          (0.02)
                                                                ================   =================
    Basic and diluted from discontinued operations              $             -    $          (0.05)
                                                                ================   =================
    Basic and diluted from sale of subsidiaries                 $             -    $           0.06
                                                                ================   =================

AVERAGE WEIGHTED NUMBER OF BASIC AND DILUTED
 COMMON SHARES OUTSTANDING                                           58,988,111          29,557,754
                                                                ================   =================




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIAIRES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

                                                                        ADDITIONAL
                                          PREFERRED STOCK  COMMON STOCK  PAID-IN  SUBSCRIPTION ACCUMULATED
                                            SHARES  AMOUNT   SHARES      AMOUNT     CAPITAL    RECEIVABLE   DEFICITS      TOTAL
                                            ------ ------- ---------- ----------- ----------- -----------  ----------- ------------
Balance, March 31, 2003                          -  $   - 30,270,514  $ 30,270   $14,531,557  $       -  $(19,637,980)  $(5,076,153)

Issuance of shares for services                  -      -    350,000       350        69,650                        -        70,000

Cancellation of shares for QuickCom              -      - (3,200,000)   (3,200)     (131,383)                       -      (134,583)

Issuance of shares for Broadspot Agreement       -      - 18,000,000    18,000       (18,000)                       -             -

Discount on note payable and accrued interest    -      -          -         -        15,784                        -        15,784

Net loss for the year                            -      -          -         -             -          -      (260,174)     (260,174)
                                            ------ ------- ----------  --------   ----------- ----------- ----------- -----------

Balance, March 31, 2004                          -      - 45,420,514    45,420    14,467,608          -   (19,898,154)   (5,385,126)

Issuance of shares for services, compensation
   and legal settlements                         -      - 11,648,786    11,649       691,230          -             -       702,879

Issuance of shares for cash                      -      -  8,609,385     8,609     2,349,564 (2,023,173)            -       335,000

Issuance of shares for acquisition               -      -    100,000       100        99,900          -             -       100,000

Issuance of shares in conversion of notes
payable                                          -      -    362,703       363       123,249          -             -       123,612

Issuance of shares in conversion of accounts
  payable and accrued interest                   -      -    398,297       398       135,072          -             -       135,470

Settlement of vendor payables                    -      -          -         -     1,089,637          -             -     1,089,637

Settlement of arbitration/litigation claims      -      -          -         -     1,259,220          -             -     1,259,220

Net loss for the year                            -      -          -         -             -          -    (1,588,393)   (1,588,393)
                                            ------ ------ ----------  --------   ----------- ----------- ------------ -----------

Balance, March 31, 2005                          - $    - 66,539,685  $ 66,539   $20,215,480 $(2,023,173) $(21,486,547) $(3,227,701)
                                            ====== ====== ==========  ========   =========== ===========  =========== ============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004


                                                                                           2005              2004
                                                                                     ------------------ ----------------
CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
   Net loss                                                                           $     (1,588,393)  $     (260,174)
                                                                                     ------------------ ----------------
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation                                                                                4,320          108,612
     Issuance of stock for services and interest                                               702,879           70,000
     Impairment                                                                                      -          159,500

  Changes in assets and liabilities
     (Increase) in accounts receivable                                                        (150,894)               -
     (Increase) in inventory                                                                   (62,300)               -
     (Increase) decrease in other current assets                                                (3,081)          25,635
     Increase in accounts payable and accrued liabilities                                      761,950          303,946
     Increase (decrease) in amounts due to officer                                                   -          (92,263)
                                                                                     ------------------ ----------------
     Total adjustments                                                                       1,252,874          575,430
                                                                                     ------------------ ----------------

     Net cash provided by (used in) operating activities - continuing operations              (335,519)         315,256
                                                                                     ------------------ ----------------

Discontinued Operations:
     (Gain) on sale of subsidiaries                                                                  -       (1,742,062)
     Cash (used in) discontinued operations                                                          -         (209,006)
                                                                                     ------------------ ----------------

     Net cash (used in) operating activities - discontinued operations                               -       (1,951,068)
                                                                                     ------------------ ----------------

     Net cash (used in) operating activities                                                  (335,519)      (1,635,812)
                                                                                     ------------------ ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of capital expenditures                                                           (1,840)               -
     Proceeds from sale of subsidiaries, net                                                         -        1,795,000
     Collections of receivables of California operations                                             -           41,062
                                                                                     ------------------ ----------------
       Net cash provided by (used in) investing activities                                      (1,840)       1,836,062
                                                                                     ------------------ ----------------




               The accompanying notes are an integral part of the
                       consolidated financial statements.





                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

                                                                                           2005              2004
                                                                                     ------------------ ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock, net                                               335,000                -
     Proceeds from note payable                                                                 10,000                -
     Proceeds from convertible debentures                                                      215,000                -
     Payments on installment note payable                                                      (25,242)         (48,603)
     Convertible debenture issued for services                                                  25,000                -
     Payments on obligation of capital lease                                                    (3,684)               -
     Payments on note payable                                                                  (94,749)        (151,799)
                                                                                     ------------------ ----------------
       Net cash provided by (used in) financing activities                                     461,325         (200,402)
                                                                                     ------------------ ----------------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                                                  123,966             (152)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF YEAR                                                                              105              257
                                                                                     ------------------ ----------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                               $        124,071  $           105

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest paid                                                                $          9,563  $        87,646
                                                                                     ================== ================
         Income taxes paid                                                                           -                -
                                                                                     ================== ================










                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004



SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Acquisition of Internet Business Consulting / AppState.net, LLC
    Accounts receivable                                                               $         94,108  $ -
    Equipment                                                                                   50,000                -
    Accounts payable and accrued expenses                                                     (277,344)               -
    Obligation under capital lease                                                             (50,000)               -
                                                                                     ------------------ ----------------

    Net liabilities acquired                                                                  (183,236)               -

    Notes payable to IBC/AppState                                                             (580,000)               -
    Issuance of stock ($100,000 issued in FY 2005)                                          (2,674,312)               -
    Goodwill                                                                                 3,437,548                -
                                                                                     ------------------ ----------------

     Total                                                                            $              -  $             -
                                                                                     ================== ================

   Common stock issued for vendor payables and accrued interest                       $        135,470  $             -
                                                                                     ================== ================
   Common stock issued in conversion of notes payable                                 $        123,612  $             -
                                                                                     ================== ================
   Common stock issued for services and debt settlement                               $        702,879  $        70,000
                                                                                     ================== ================
   Settlement of vendor payables and arbitration/litigation claims                    $      2,348,857  $             -
                                                                                     ================== ================
   Discount of note payable and accrued interest                                      $              -  $        15,784
                                                                                     ================== ================






               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

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

                  On June 29, 2004, the Company issued 4,500,000 shares of common stock to management and consultants as an S-8 stock issuance. On July 1, 2004, the Company amended its Articles of Incorporation and pursuant to a board resolution, increased the authorized level of common stock from 50,000,000 to 100,000,000. In addition, the Company's board of directors' authorized a 2:1 stock split on July 2, 2004. All share and per share amounts have been restated to reflect retroactive treatment of this stock split in 2004 and for 2005 shares issued prior to the stock split.

                  On October 27, 2004, the Company filed an amended S-8, bringing the total number of registered shares that will be classified as unrestricted to 12,000,000.

                  On January 31, 2005, the Company completed the purchase of Internet Business Consulting, Inc. and AppState.Net, LLC. The Company paid one times annual revenue in a stock exchange with the shares valued at $1.00 per share, plus $580,000 cash to be paid over a two-year period. The purchase approximated 3.2 million dollars.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Principles of Consolidation

                  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

                  Cash and Cash Equivalents

                  The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2005 and 2004.

                  The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2005 and 2004, the Company had $9,907 and $ 0 in excess of the insured limit, respectively.

                  Revenue Recognition

                  Internet service subscription revenues are recognized over the period that services are provided. The Company generally bills for Internet access service on the terms that range from one month to one year in advance. Monthly access fees are not prorated, and refunds are not given for partial months. Therefore, revenues for the first month of service paid in advance are recognized at the inception of the service month. Revenues for terms of service greater than one month that are paid in advance are deferred and amortized over the period in which the services are provided.

                  Consulting revenues are recognized upon the service being provided. All equipment sales are final upon delivery of the merchandise.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Inventory

                  Inventory is stated at the lower of cost or market, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor and other indirect manufacturing costs.

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

                  Advertising Costs

                  The Company expenses the costs associated with advertising as incurred. Advertising and expenses are included in general and administrative expenses in the consolidated statements of operations for the years ended March 31, 2005 and 2004. Advertising costs for the years ended March 31, 2005 and 2004 were $397 and $ 0, respectively.

                  Equipment

                  Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years.

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Accounts Receivable

                  The Company conducts business and extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts as of March 31, 2005 is $150,595.

                  Reclassifications

                  Certain amounts for the year ended March 31, 2004 have been reclassified to conform to the presentation of the March 31, 2005 amounts. The reclassifications have no effect on net loss for the year ended March 31, 2004.

                  Earnings (Loss) Per Share of Common Stock

                  Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                        March 31,             March 31,
                                          2005                  2004
                                     -----------------    ------------------

Net loss                              $    (1,588,393)     $       (260,174)
                                     -----------------    ------------------

Weighted-average common shares
Outstanding (Basic)                        58,988,111            29,557,754

Weighted-average common stock
Equivalents
     Stock options                                  -                     -
     Warrants                                       -                     -
                                     -----------------    ------------------

Weighted-average common shares
Outstanding (Diluted)                      58,988,111            29,557,754
                                     =================    ==================

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for March 31, 2005 and 2004 because inclusion would have been antidilutive.

                  The options that would have been available at March 31, 2005 and 2004 are 264,000 and 324,000, respectively. The warrants that would have been available at March 31, 2005 and 2004 are 527,705 and 527,705 respectively.

                  Goodwill and Other Intangible Assets

                  In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company recorded $3,437,548 in goodwill in its acquisition of Internet Business Consulting and AppState.Net, LLC. Management has determined that there has been no impairment of goodwill as of March 31, 2005.

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Stock-Based Compensation (Continued)

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

                  Recent Accounting Pronouncements

                  On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 had an impact on the Company's results of operations and financial position for the fiscal year ended March 31, 2004

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Recent Accounting Pronouncements (Continued)

                  In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions.

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

                  In June 2003, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 had an impact on the Company's results of operations and financial position for the fiscal year ended March 31, 2004.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Recent Accounting Pronouncements (Continued)

                  On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(e)). Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the first quarter of fiscal year 2006 and thereafter.

                  In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), "Inventory Costs - an amendment of ARB No. 43, Chapter 4". FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FAS 151 is effective for the Company in 2006. The Company does not expect FAS 151 to have a material impact on its results or financial statements.

NOTE 3-           EQUIPMENT

                  Equipment as of March 31, 2005 and 2004 were as follows:

                                                 Estimated Useful
                                                  Lives (Years)
                                                                     2005          2004
                                                                  ---------     ---------
                  Equipment                            3-5        $  51,840     $       0

                  Less accumulated depreciation                      (4,320)           (0)
                                                                  ---------     ---------
                  Equipment, net                                   $ 47,520     $       0
                                                                  =========     =========

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 3-           EQUIPMENT (CONTINUED)

                  Depreciation expense was $ 4,320 and $ 0 for the years ended March 31, 2005 and 2004, respectively.

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

                  The installment debt liability at March 31, 2005 and 2004 is $20,105 and $45,347, respectively. Of the $20,105 remaining at March 31, 2005, $18,989 is current, and the remaining $1,116 is due through fiscal 2007.

NOTE 5-  NOTES PAYABLE

                  In accordance with the purchase agreement between the Company and Internet Business Consulting and AppState.net, LLC, the Company entered into two separate note agreements.

                  The Company agrees to make 12 monthly payments of $8,334 with the first payment due with the signing of the agreement. The Company made 1 payment in fiscal 2005 and has a remaining balance of $91,674, which is all reflected as a current liability in the consolidated balance sheet at March 31, 2005. The Company also entered into an agreement to make 24 payments of $20,000 all due no later than the 1st day of the month following completion of IBC's and AppState's audits (April
                  2005) and then on the 1st day of each subsequent month thereafter until paid in full. IBC and AppState may, at their option up and until all payments have been made, have any or all of this paid as part of an employment contract with James Hollis, the owner of IBC, as compensation. The Company made 1 payment in fiscal 2005 and has a remaining balance of $460,000 with $220,000 reflected as a long-term liability and $240,000 reflected as a current liability in the consolidated balance sheet at March 31, 2005.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 5-           NOTES PAYABLE (CONTINUED)

                  The Company borrowed a total of $1,077,955 from 22 different individuals during 1999 through the present, at interest rates ranging from 7-12%, with no collateral and payment terms of 2 or 3 years. As of March 31, 2005 and 2004, all amounts unpaid are overdue. As of March 31, 2005, the note payable balance is $768,849 and the accrued interest on those notes as of March 31, 2005 is $434,680. These amounts are reflected as current liabilities in the consolidated balance sheet at March 31, 2005.

                  During the year ended March 31, 2005, 603,498 shares of common stock were issued to convert $123,612 in notes payable and $81,920 in accrued interest associated with the debt. The stock and values were done at fair market value.

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

                  The Company sold units of securities for $215,000 to 14 individuals/entities in December 2004. The debentures accrue interest at 10% per annum and are due December 31, 2005. The conversion price shall be $.10 per common share. Additionally, the Company sold $25,000 to 1 entity in January 2005. This debenture, which was for services rendered, also accrues interest at 10% per annum and is due January 31, 2006. The conversion price shall be $.10 per common share. No conversions or repayments of the debentures have occurred as of March 31, 2005. No beneficial conversion feature was recorded due to the conversion price exceeding the fair market value of the shares of common stock.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 7-           OBLIGATION UNDER CAPITAL LEASE

                  AppState is the lessee of equipment under a capital lease expiring in December 2007.

                  Minimum lease payments under capital leases at March 31, 2005, are as follows:

                  2006                                             $  19,020
                  2007                                                19,020
                  2008                                                15,336
                                                                   ---------
                                                                      53,376

                           Less: amounts representing interest        (7,060)
                           Less: current portion                     (15,561)
                                                                   ---------

                                   Long-term portion               $  30,755
                                                                   =========

NOTE 8-           STOCKHOLDERS' DEFICIT

                  Common Stock

                  As of March 31, 2005 and 2004, the Company has 100,000,000 and 50,000,000 shares of common stock authorized and 66,539,686 and 45,420,514 issued and outstanding, respectively.

                  The following details the stock transactions for the year ended March 31, 2004.

                  The Company issued 350,000 shares of common stock for services valued at $70,000.

                  On March 31, 2004, the Company entered into a Stock Exchange Agreement with Broadspot World Wide Wireless, Inc. In accordance with the agreement, the Company exchanged 18,000,000 shares (post split) of its common stock for 23,000,000 shares of Broadspot.

                  The 23,000,000 shares represent a 76% interest in the Company. Broadspot, a Canadian company (re-domiciled to Nevada) trading on the pink sheets, has not conducted any business other than the issuance of stock and has been consolidated into these statements at March 31, 2004 the date the exchange took place. The Company recorded the transaction at par value ($18,000), with the offset adjusting paid in capital.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 8-           STOCKHOLDERS' DEFICIT (CONTINUED)

                  Common Stock (Continued)

                  The Company also cancelled 3,200,000 shares of common stock it issued in the QuickCom acquisition. These shares had been issued in the year ended March 31, 2003.

                  The following details the stock transactions for the year ended March 31, 2005.

                  On July 2, 2004, the Company's board of directors approved a 2:1 stock split that increased the issued and authorized shares 27,235,257.

                  The Company issued 50,000 shares of common stock to the lender of a $10,000 note payable for entering into the note agreement. Since the Company's stock at the time of issuance was not trading, the Company has valued these shares at par ($50).

                  The Company issued 9,000,000 shares to consultants and management in the form of S-8 stock, which was issued July 1, 2004 (subsequent to the 2:1 split). These shares were valued at $225,000 ($.025 per share), the fair value of the stock at the date the shares were issued.

                  The Company issued 6,130,827 shares of common stock in the quarter ended September 30, 2004 under a stock subscription agreement. The shares have been valued at $2,023,173 and reflected as a subscription receivable on the condensed consolidated balance sheet. There have been no amounts received of this subscription receivable as of March 31, 2005.

                  The Company in the quarter ended September 30, 2004 issued a total of 1,838,017 shares of stock to consultants (1,077,017), and for conversions of notes (362,703) and accounts payable (398,297) valued at $586,804 (an average of $.31 per share), the fair value of the stock at the date the shares were issued.

                  The Company issued 1,999,987 shares of common stock for $280,000 in the quarter ended September 30, 2004.

                  The Company issued 1,057,769 shares of common stock for services valued at $193,113 in the quarter ended December 31, 2004 (275,000 of these shares were cancelled in the quarter ended March 31, 2005).

                  The Company issued 178,571 shares of common stock for $25,000 in the quarter ended December 31, 2004.

                  The Company issued 300,000 shares of common stock for cash of $30,000 in the quarter ended March 31, 2005.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 8-           STOCKHOLDERS' DEFICIT (CONTINUED)

                  Common Stock (Continued)

                  In the quarter ended March 31, 2005, the Company issued 669,000 shares of common stock for consulting services and legal services valued at $14,569; and 70,000 shares of common stock in connection with a legal settlement valued at $11,200; and 100,000 shares of common stock as the initial installment of shares in connection with the Internet Business Consulting and AppState.Net, LLC acquisition agreement valued at $100,000.

                  Preferred Stock

                  The Company has 5,000,000 shares of preferred stock authorized and 0 shares of preferred stock issued and outstanding as of March 31, 2005 and 2004, respectively.

                  Stock Options and Warrants

                  The Company in 1995 adopted three stock option plans allowing the issuance of both qualified and nonqualified options for up to 1,200,000 shares to directors, employees and consultants of the Company. The plans and warrants issuance are administered by the Board of Directors, who have substantial discretion with regards to persons, amounts, time, price, exercise terms, and restrictions, if any.

                  Under the Black-Scholes option-pricing model, the total value of the stock options granted in 2003 is charged to operations as these options are fully vested. SFAS No. 123, "Accounting for Stock-Based Compensation", encourages adoption of a fair-value-based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic-value method for options granted to employees and disclose pro forma net loss. All of these options are vested as of March 31, 2005 and 2004.

                  The following tables summarize the activity of the Company's stock option plan:



                                              Year Ended March 31, 2005

                                         Number of            Weighted-average
                                          Options              Exercise Price
                                       ------------------   ------------------
Outstanding - beginning of period                324,000     $           1.60
Granted                                                -     $              -
Forfeited                                        (60,000)    $          (6.00)
                                       ------------------   ------------------
Outstanding - end of period                      264,000     $           0.63
                                       ==================   ==================

                                                            ------------------
Exercisable - end of period                      264,000     $           0.63
                                       ==================   ==================

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 8-           STOCKHOLDERS' DEFICIT (CONTINUED)

                  Stock Options and Warrants (Continued)


                                              Year Ended March 31, 2004
                                         Number of            Weighted-average
                                          Options              Exercise Price
                                      -------------------   -----------------
Outstanding - beginning of period                462,534     $         4.39
Granted                                                -     $            -
Forfeited                                       (138,534)    $       (11.00)
                                      -------------------   -----------------
Outstanding - end of period                      324,000     $         1.60
                                      ===================   =================
                                                            -----------------
Exercisable - end of period                      324,000     $         1.60
                                      ===================   =================



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

                  If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

                                                                               Year Ended March 31,
                                                                               2005              2004
                                                                               ----              ----
                  Net loss:
                    As reported                                              ($1,588,393)   ($260,174)
                    Total stock-based employee compensation
                       expense determined under fair value based
                       method for all awards, net of related tax
                  effects                                                         (0)               (0)
                                                                               -----            ------
                     Pro forma                                              ($1,588,393)     ($260,174)
                  Net loss per share:
                     As reported:
                        Basic                                                 ($0.03)           ($0.06)
                        Diluted                                               ($0.03)           ($006)
                     Pro forma:
                        Basic                                                 ($0.03)           ($0.06)
                        Diluted                                               ($0.03)           ($0.06)

                  The Company has 527,705 stock warrants outstanding and vested as of March 31, 2005 and 2004. There were no warrants issued during 2005 and 2004.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 8-  STOCKHOLDERS' DEFICIT (CONTINUED)

                  Stock Options and Warrants (Continued)

                  The Company has the following warrants exercisable for the purchase of its common stock:

                                                     Year Ended
 Exercise                                             March 31,
  Price                  Expiration Date               2005           2004
---------     ----------------------------         ------------    ---------
 $0.50        February, 2007                           26,880          26,880
 $5.00        June, 2010                              250,000         250,000
 $2.50        June, 2010                               80,000          80,000
 $5.00        July, 2010                               50,000          50,000
 $2.50        July, 2010                                2,500           2,500
 $2.50        August, 2010                             18,325          18,325
 $2.00        August, 2010                            100,000         100,000
                                                   ------------     ---------
                                                      527,705         527,705
              Weighted average exercise price           $3.72           $3.72
                                                   =============    =========

NOTE 9-  GOING CONCERN

                  As shown in the accompanying consolidated financial statements the Company has sustained net operating losses for the years ended March 31, 2005 and 2003, and has sustained large accumulated deficits. In addition, the Company has sold off its operations in Colorado, Oregon and California, and was operating essentially as a shell company up until January 2005, when it acquired Internet Business Consulting/AppState.net, LLC. This raises substantial doubt about the Company's ability to continue as a going concern.

                  Management is in the process of restructuring the Company and is continuing to search for more profitable internet and communications related service companies to acquire.

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

NOTE 10- ACQUISITIONS

                  On December 1, 2002, 1,250,000 shares were issued to acquire equipment valued at $239,084 and the intellectual property of the development stage enterprise Quick Communications Hosting, Inc. (QuickCom). This transaction also included a consulting contract with an investor for 250,000 shares, a finders' fee paid of 100,000 shares and a $100,000 loan from that investor.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 10-          ACQUISITIONS (CONTINUED)

                  The transaction was valued at $640,000, or $.40 per share for the total 1,600,000 shares issued. The assets acquired did not constitute an ongoing business enterprise. Therefore, Management impaired a total of $466,658, which comprised of the $640,000 net of the $239,084 assets less $65,742 of liabilities assumed. The impairment occurred in the year ended March 31, 2003.

                  On January 31, 2005, the Company completed the purchase of Internet Business Consulting, Inc. and AppState.Net, LLC from James R. Hollis by acquiring 100% of the stock of IBC and AppState.

                  The Company acquired 100% of the stock in IBC and the corporation of AppState in exchange for restricted shares of the Company's common stock valued at $1 per share on a dollar-for-dollar exchange equal to one times the annual revenue of IBC plus one times the annualized revenue of AppState estimated at 2,674,312 shares. Such shares will be restricted stock with 100,000 shares paid within 10 days of the agreement (which were issued in the quarter ended March 31, 2005 and the balance issued no later than 10 days after completion of the audits of IBC and AppState (which occurred in April 2005). The Company agrees that should the market value of its stock not be $1 per share by January 1, 2007, this will result in an adjustment of the number of shares issued in conjunction with the purchase price ("make-good" clause). The Company has recognized a liability for stock to be issued of $2,574,312 of the value of the common stock issued in April 2005.

                  The Company also agrees to make 12 monthly payments of $28,334 with the first payment due with the signing of this agreement, followed by 12 payments of $20,000 all due no later than the 1st day of the month following completion of IBC's and AppState's audits and then on the 1st day of each subsequent month thereafter until paid in full. IBC and AppState may, at their option up and until all payments have been made, have any or all of this paid as part of an employment contract with Hollis as compensation.

                  The Company also agrees to authorize Internet Business Consulting, Inc. and AppState.Net, LLC to enter into a `sell leaseback' financial transaction ("Lease") so that certain assets may, at the Company's option, be put on the Lease to enable IBC and AppState to be paid for the assets. The Company agreed to select certain assets to be put on the Lease no later than April 15, 2005.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 10-          ACQUISITIONS (CONTINUED)

                  Any assets not on the Lease shall remain the property of IBC and AppState. IBC and AppState has the option to store the assets at the offices of IBC and AppState until all consideration due to IBC and AppState has been paid in full. IBC and AppState agreed to the following terms of the Lease and the full terms and conditions of the Lease:

                  1. 24-month term with 24 equal payments.
                  2. $1.00 Purchase Option at the end of the Lease.
                  3. Acceptance Date of January 1 and a Commencement Date of May 1, 2005 (120 day `no pay' period).
                  4. 10% Interest Rate (rate factor of .04577).
                  5. Up to $100,000. The allocation of the total purchase price paid shall be determined solely by IBC and AppState, and adhere to generally acceptable accounting principals, and notice given to the Company by December 31, 2005.

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

                  At March 31, 2005 and 2004, deferred tax assets approximated the following:

                                                     2005             2004
                                                ------------     -------------
                  Deferred tax assets            $7,305,000      $  6,780,000
                  Less:  valuation allowance     (7,305,000)       (6,780,000)
                                                ------------     -------------

                  Net deferred tax assets       $        -0-     $         -0-
                                                ============     =============

                  At March 31, 2005 and 2004, the Company had accumulated deficits approximating $21,486,547 and $19,898,154, respectively, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 12-          LITIGATION/ ARBITRATION

                  The Company was involved in arbitration with one of their major vendors that was set for November 15, 2004. The major vendor had claimed the Company owed them in excess of $900,000, and the Company had previously filed a complaint against this vendor for breaches of contract, fraud, misrepresentation, unfair business practices, injunction and accounting. Pursuant to mutual agreement of the parties, their respective disputes and claims were pending resolution through binding arbitration. The Company reached a confidential settlement and all parties dismissed their complaints during the quarter ended March 31, 2005.

                  The Company had another arbitration hearing set for November 15, 2004 with another vendor over charges the Company was billed for improper termination fees. The Company reached a confidential settlement and all parties dismissed their complaints during the quarter ended March 31, 2005.

                  On December 1, 2004, a judgment was entered against Internet Ventures, Inc., the predecessor Company, in favor of Catherine and Joe Santistevan in the amount of $1,367,500. After discussions with legal counsel, the Company believes the amount of the judgment would be mitigated in a full hearing on the matter, which the company intends to vigorously pursue. The Company currently has $408,487 recorded in notes and notes interest payable, and legal counsel and management believe this amount is adequate to resolve this matter. The judgment is currently under submission by the Judge of the Superior Court of San Joaquin County, Stockton, CA.

                  The Company has seven default judgments against it for a total amount of $163,367.

                   Five of these judgments have settlements in place with total balances of $85,778. The amounts are recorded in accounts payable.

                  One judgment in the amount of $62,328 is in favor of an equipment leasing company and is against a wholly owned subsidiary of Internet Ventures, Inc. This is recorded under accounts payable and installment debt.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 12-          LITIGATION/ ARBITRATION (CONTINUED)

                  One judgment in the amount of $15,261 is in favor of a debenture holder against Internet Ventures, Inc. The amount is recorded in debentures payable, debenture interest payable, and accounts payable.

                  In addition, the Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. The Company has converted $1,089,637 in old vendor payables to equity.


NOTE 13-          DISCONTINUED OPERATIONS

                  Sale of California Operations

                  On December 18, 2002 and March 12, 2003, the customer list and all operations in California were sold for approximately seven times monthly recurring revenue, or an after-the-fact determined $278,654. Net proceeds to the Company were $232,367 after $18,566 in offsets for customer deposits and a transaction finders' fee of $27,721.

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE 14-          SUBSEQUENT EVENTS

                  On April 21, 2005, in accordance with the purchase agreement, 2,574,312 shares of IVIC common stock were issued to James Hollis for the IBC/Appstate acquisition.

                  As previously disclosed in Note 8, the Company had issued 6,130,827 shares of common stock to be held in escrow under a subscription agreement with a London Investment Fund. In the event the Fund failed in its efforts to receive trading status, the subscription agreement would be null and void and the shares held in escrow would be cancelled. As of the date of these financial statements, management is uncertain that the UKLA will approve the Fund for trading.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 2, 2004, the Registrant engaged Bagell, Josephs & Company, LLC as the Registrant's independent accountants.

On July 2, 2004, the Registrant's independent accountants, Malone & Bailey, PLLC, notified the Registrant that it would cease providing services as the Registrant's independent accountants.

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



ITEM 8A           INTERNAL CONTROL OVER FINANCIAL REPORTING

Evaluation of disclosure controls and procedures.
------------------------------------------------
We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosure.

As of March 31, 2005, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded that these disclosure controls and procedures are effective.

Changes in internal controls.
----------------------------
We have made no changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

PART 3


ITEM 9            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers
--------------------------------

Name                  Age     Position
------------------   -----    --------------------------------------------
Nyhl Henson           56      Chief Executive Officer, President, Chairman
                              and Director
Charles Roodenburg    52      Chief Financial Officer, Chief Operating Officer
                              and Director

Terms of Directors
------------------
The Director's terms expire at the next annual shareholder's meeting following their election. Mr. Henson and Mr. Roodenburg have served as directors of IVI Communications, Inc. since the Turer acquisition in May 2002, and prior to that, Mr. Henson was a director of Internet Ventures, Inc.

BUSINESS EXPERIENCE OF THE DIRECTORS AND EXECUTIVE OFFICERS

Nyhl Henson, President, Chief Executive Officer and Chairman of the Board of Directors
----------------------------------------------------------------------------

Nyhl Henson is Chairman and CEO of IVI Communications, Inc. Mr. Henson served as Chairman and CEO of Internet Ventures, Inc. from June 2000 until the reverse merge in Turer Corporation in April 2002. Under Mr. Henson's leadership, IVI Communications is developing a nationally branded broadband network, Lickity-SplitSM, currently being tested in the company's Boone, North Carolina ISP, Appstate.Net. IVI Communications recently acquired IBC Wireless, a leading broadband network system designer and equipment reseller since 1997. By these strategic acquisitions Mr. Henson has positioned IVI Communications to implement the Company's plan to deliver broadband Internet access to underserved markets across the country.

Mr. Henson is most noted for his role in the development of Nickelodeon, MTV Networks, Inc., and CMT (Country Music Television). He is considered to be a pioneer in pay-per-view television spearheading such live events as the boxing matches of Leonard vs. Hearns and Holmes vs. Cooney, "Rolling Stones" and "The Who" rock concerts, and the musical "Sophisticated Ladies," live from Broadway. Previously, Mr. Henson served on the task force for Warner Cable's precursor to the Internet, Qube, the nation's first 30 channel two-way interactive cable system.

Mr. Henson helped to create Music Village Group, a Nashville-based entertainment Company, and Music Village USA, a 40-acre theme park. Mr. Henson was named Chairman and CEO of Country Music Television when Music Village acquired the fledgling network. Mr. Henson has served as CEO of Craftsman and Scribes Creative Workshop, an award-winning New York City-based children's television production company. He also has been involved in the development of several land-based entertainment complexes including projects in Branson, Missouri and Nashville, Tennessee.

While completing a graduate level curriculum in broadband communications at Southern Illinois University Mr. Henson obtained cable franchises and produced original programming for two local markets. He was subsequently recruited by TelePromTer, then the nation's largest cable operator, to create a 24 hour cable programming format for their Reno, Nevada system. While there, he developed TeleAuction, considered to be the nation's first home shopping program, later airing in Los Angeles and in seventeen other markets.


Charlie Roodenburg, Chief Financial Offier, Chief Operating Officer and Member of the Board of Directors
--------------------------------------------------------------------------------
Charlie Roodenburg has more than 25 years of business management experience in fields as diverse as distribution, automotive parts marketing and the Internet communications industry. Mr. Roodenburg has a B.S. in Finance from the University of Southern California and an M.B.A. from Pepperdine University. From 1982-92 he held various corporate management positions in the Japanese import automotive industry, working for such giants as Mitsubishi, Toyota and Mazda. During an eight-year period with Mazda (1984-1992) Mr. Roodenburg was accessory development manager, overseeing inventory control, purchasing, marketing management and international business. His entrepreneurial skills were honed by a six-year consulting stint which included such projects as the design and production of direct mail marketing programs, sales incentive programs and the development of an intranet based collateral material ordering software package. In 1997, Mr. Roodenburg, who perceived that the Internet industry offered significant long term opportunity, accepted a management position with Northcoast Internet, an Internet Ventures subsidiary located in Eureka, California. He was responsible for the launch of PeRKInet, a telco return cable broadband service in 1998 and launched a DSL broadband offering in 1999. Subsequent to his promotion to California Regional Manager, he was responsible for the operation of five brands throughout the state and completed the assimilation of a sixth brand, TomatoWeb, located in Sacramento, California. Mr. Roodenburg's division has achieved and maintained EBIDTA earnings in excess of 20% since April 2001. In October 2002, Mr. Roodenburg was elevated to Executive Vice President and moved to corporate headquarters to assume responsibility for corporate administration and all IVI ISP operations. In May 2002 Mr. Roodenburg was named Chief Operating Officer.

SIGNIFICANT EMPLOYEES

Name             Age      Position
------------     ---      --------------------------
Robin Tjon       60       Vice President and Controller

Robin Tjon, Vice President and Controller, has been with the Company since 1997 and has 40 years of experience in both public and private companies in a variety of industries. She was instrumental in setting accounting policies and procedures and was a key member of the team that implemented the standardized billing system for the Company. Ms. Tjon assumed total responsibility for IVIC accounting and was named VP & Controller in May 2002. She managed the completion of the four-year audit by Malone and Bailey and is responsible for preparing IVIC's SEC filings.

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


                           SUMMARY COMPENSATION TABLE

                                                                 Annual                          Long-Term
                                                              Compensation                      Compensation
---------------------------------------------------------------------------------------------------------------------
              (a)                   (b)              ( c)         (d)             (e)                  (f)
---------------------------------------------------------------------------------------------------------------------
                                                                                                    Restricted
           Name and                                                          Other Annual             Stock
           principal                                Salary       Bonus       Compensation             Awards
---------------------------------------------------------------------------------------------------------------------
           position                Year               ($)         ($)             ($)                  ($)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Nyhl Henson-                        3/31/05 (1)       240,000 None        None                                15,625
---------------------------------------------------------------------------------------------------------------------
CEO / Chairman                      3/31/04           240,000 None        None                None
---------------------------------------------------------------------------------------------------------------------
                                    3/31/03 (2)       240,000 None        None                               320,000
---------------------------------------------------------------------------------------------------------------------
                                    3/31/02 (3)       228,333 None        None                                80,000
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Charles Roodenburg-                 3/31/05 (4)        84,000 None        None                                 7,500
---------------------------------------------------------------------------------------------------------------------
CFO/COO/Director                    3/31/04            84,000 None        None                None
---------------------------------------------------------------------------------------------------------------------
                                    3/31/03 (5)        84,000 None        None                                20,000
---------------------------------------------------------------------------------------------------------------------
                                    3/31/02 (6)        37,000 None        None                                70,000
---------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
(1) In fiscal 2005 Nyhl Henson received $121,175 cash salary, $118,825 accrued salary and 625,000 shares of the Company's stock valued at $15,625
-------------------------------------------------------------------------------
(2) In fiscal 2003 Nyhl Henson received $240,000 cash salary and 800,000 shares of the Company's stock valued at $0.40 per share.
-------------------------------------------------------------------------------
(3) In fiscal 2002 Nyhl Henson received $228,333 cash salary and 200,000 shares of the Company's stock valued at $0.40 per share.
-------------------------------------------------------------------------------
(4) In fiscal 2005 Charles Roodenburg received $40,684 cash salary,
$43,316 accured salary and 300,000 shares of the Company's stock valued at $7,500.
-------------------------------------------------------------------------------
(5) In fiscal 2003 Charles Roodenburg received $84,000 cash salary and
50,000 shares of the Company's stock valued at $0.40 per share.
-------------------------------------------------------------------------------
(6) In fiscal 2002 Charles Roodenburg received $37,000 cash salary and
175,000 shares of the Company's stock valued at $0.40 per share.
-------------------------------------------------------------------------------

There is no Director Compensation.

Audit Committee

The Company does not have an Audit Committee. The members of the Board sit as the Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.

Code of Ethics

The Code of Ethics is incorporated by reference to the exhibits filed with the Form 10KSB/A filed on March 8, 2004, File No 000-32797.

Committees and Procedures

   (1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself, in lieu of committees, due to its small size.

   (2) The view of the Board of directors is that it is appropriate for the registrant not to have such a committees because all directors participate in the consideration of director nominees and the Board is so small.

   (3) Each of the members of the Board which acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 781(a).

   (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

   (5) The basis for the view of the Board of Directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

   (6) The nominating committee will consider candidates recommended by security holders; and by security holders in submitting such recommendations, should provide a completed Directors Questionnaire to the Company.

   (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve who has a clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

   (8) The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find anyone willing to serve who has a clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

ITEM 11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2005 information regarding the beneficial ownership of Common Stock (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock;
(ii) by each director; (iii) by each executive officer; and (iv) by all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

--------------------------------------------------------------------------------------------------
    Title of            Name and Address of               Amount and Nature of        Percent of
     Class              Beneficial Owner                 Beneficial Ownership         Class (1)
     -----              ----------------                 --------------------         ---------

Common Stock           IVI Shareholder Trust                   25,770,514               38.73%
                       6171 W Century Blvd Suite 130
                       Los Angeles, CA 90045
                       Nyhl Henson, Trustee

Common Stock           Broadspot World Wide Wireless, Inc.     18,000,000               27.05%
                       6171 W Century Blvd Suite 130
                       Los Angeles, CA 90045
                       Nyhl Henson, CEO/Director

Common Stock           London Investment Firm                  6,130,827                 9.21%
                       London, England

Common Stock           Nyhl Henson, CEO/Director               1,250,000                 1.88%
                       6171 W Century Blvd Suite 130
                       Los Angeles, CA 90045

Common Stock           Charles Roodenburg, CFO/Director         600,000                  0.90%
                       6171 W Century Blvd Suite 130
                       Los Angeles, CA 90045

Common Stock           Directors & Officers As A Group         45,620,514               68.56%

-------------------------------------------------------------------------------------------------
(1)This table is based on 66,539,685 shares of Common Stock outstanding on March
31, 2005.


ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no related transactions or relationships.

ITEM 13           EXHIBITS

The following exhibits are filed with this Annual Report or are incorporated by reference:

EXHIBIT
NUMBER          TITLE OF EXHIBIT
       2.1      Agreement and Plan of Reorganization**
       2.2      Certificate of Amendment to Articles of Incorporation**
       2.3      Certificate of Amendment to Articles of Incorporation increasing authorized shares of common stock******
       2.4      Business Purchase Agreement ("Agreement") Between IVI Communications, Inc., Internet Business Consulting, Inc.
                 and AppState.Net, Llc.********
       3.1      Articles of Incorporation**
       3.2      Bylaws**
       4.1      2005 Employee Stock Compensation Plan***
       4.2      Amended 2005 Employee Stock Compensation Plan*******
         9      Voting Trust Agreement**
      10.1      Employment Agreement for Nyhl Henson dated May 1, 2001**
10.2 A & B      Sale Agreements for California ISPs**
      10.3      Sale Agreement for Oregon ISPs**
      10.4      Purchase Agreement for Quik Communications**
      10.5      Sale Agreement for Colorado ISPs**
10.6 A B & C    Settlement Agreements with Quik Communications*
      10.7      Stock Exchange Agreement IVIC and Broadspot World Wide Wireless*****
      10.8      Consulting Contract with Keith Jablon dated July 1, 2004******
      10.9      Consulting Contract with Big Apple Consulting USA, Inc. dated July 6, 2004******
      10.1      Advisory Agreement with Hunter Wise, LLC dated August 17, 2004
     10.11      Agreement with The Research Works dated August 31, 2004
     10.12      Stock Purchase Agreement between IVIC and Seaside Investments PLC dated August 16, 2004
        14      Code of Ethics**
      16.1      Malone & Bailey, PLLC letter on change in accountants****
      31.1      Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer of the Registrant
      31.2      Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer of the Registrant
      32.1      Section 906 Certification by Chief Executive Officer
      32.2      Section 906 Certification by Chief Financial Officer

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


ITEM 14           PRINCIPAL ACCOUNTANT FEES AND SERVICES


During fiscal 2005 Malone & Bailey, PLLC were paid $5,825.00 for auditing related services. During fiscal 2005 Malone & Bailey, PLLC were not paid for any other services.

During fiscal 2005 Bagell Josephs & Company, LLC were paid $11,000 for audit-related services. During fiscal 2005 Bagell Josephs & Company, LLC were not paid for any other services.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:       July 13, 2005            By:     /s/ Nyhl Henson
                                                -----------------------
                                                Nyhl Henson
                                                Chief Executive Officer



Date:       July 13, 2005           By:     /s/ Charles Roodenburg
                                                 ----------------------
                                                Charles Roodenburg
                                                Chief Financial Officer