Form 10QSB
period 2005-06-30
IVI COMMUNICATIONS INC
filed 2005-08-22
CIK 1140878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


Mark one

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 2005



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

The number of shares outstanding of the registrant's common stock as of June 30, 2005 was 69,113,997.

                                IVI COMMUNICATIONS, INC.
                            (Formerly Known as Turer Corp.)
                                   FORM 10-QSB



                                Table of Contents
                                -----------------



ITEM NO.  DESCRIPTION                                                      PAGE
- --------  -----------                                                    ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheet at June 30, 2005

        Condensed Consolidated Statements of Operations for the Three-Month
           Period Ended June 30, 2005 and 2004

        Condensed Consolidated Statements of Cash Flows for the Three-Month
           Period Ended June 30, 2005 and 2004

        Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Item 3. Controls and Procedures

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holder

Item 5. Other Information

Item 6. Exhibits

Signatures

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
- ------------------------------




                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2005 AND 2004







                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
      INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2005 AND 2004






     Condensed Consolidated Balance Sheet as of June 30, 2005 (Unaudited)

     Condensed Consolidated Statements of Operations for the Three Months
        Ended June 30, 2005 and 2004 (Unaudited)

     Consolidated Statements of Cash Flow for the Three Months Ended
        June 30, 2005 and 2004 (Unaudited)
     Notes to Condensed Consolidated Financial Statements

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  JUNE 30, 2005

                                     ASSETS




CURRENT ASSET
    Cash and cash equivalents                                      $      6,785
    Accounts receivable, net of allowance of $164,495                   353,138
    Inventory                                                            99,801
    Other current assets                                                  2,507
                                                                   -------------

          Total current asset                                           462,231


Equipment, net of accumulated depreciation of $8,578                     54,035


OTHER ASSET
   Goodwill                                                           3,437,548
                                                                   -------------


TOTAL ASSETS                                                       $  3,953,814
                                                                   =============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
    Current portion of installment debt                            $     14,296
    Current portion of notes payable                                    767,201
    Obligations under capital lease, current portion                     15,907
    Accounts payable and accrued liabilities                          2,911,737
    Contingent liability                                                934,136
    Convertible debentures                                              576,750
                                                                   -------------
          Total current liabilities                                   5,220,027
                                                                   -------------

LONG-TERM LIABILITIES
    Installment debt, net of current portion                                539
    Notes payable, net of current portion                               180,000
    Obligations under capital lease, net of current portion              26,648
    Loan payable officer                                                188,215
                                                                   -------------
          Total long-term liabilities                                   395,402
                                                                   -------------

TOTAL LIABILITIES                                                     5,615,429
                                                                   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
    Preferred stock, $.001 par value; 5,000,000 shares authorized;
        0 shares issued and outstanding                                       -
    Common stock, $.001 par value; 100,000,000 shares authorized
       69,113,997 shares issued and outstanding                          69,114
    Additional paid-in capital                                       22,787,217
    Subscription receivable                                          (2,023,173)
    Accumulated deficit                                             (22,494,773)
                                                                   -------------
          Total stockholders' (deficit)                              (1,661,615)
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                      $  3,953,814
                                                                   =============







         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED) FOR THE THREE MONTHS ENDED JUNE
                30, 2005 AND 2004



                                                       2005             2004

OPERATING REVENUE                                 $     777,836    $      7,750

COST OF OPERATIONS                                      488,622               -
                                                  --------------   -------------

GROSS PROFIT                                            289,214           7,750
                                                  --------------   -------------

OPERATING EXPENSES
   Selling expenses                                       4,123               -
   General and administrative                           335,062         200,247
   Depreciation                                           4,259               -
                                                  --------------   -------------

            Total operating expenses                    343,444         200,247
                                                  --------------   -------------

OPERATING (LOSS)                                        (54,230)       (192,497)
                                                  --------------   -------------

OTHER INCOME (EXPENSE)
   Other income                                          50,105               -
   Litigation damages and settlement                   (934,136)              -
   Other expenses                                          (646)              -
    Interest expense                                    (62,336)        (58,047)
                                                  --------------   -------------
            Total other (expense)                      (947,013)        (58,047)
                                                  --------------   -------------

LOSS BEFORE INCOME TAXES                             (1,001,243)       (250,544)
    Provision for income taxes                            6,978               -
                                                  --------------   -------------

NET (LOSS)                                        $  (1,008,221)     $ (250,544)
                                                  ==============   =============

BASIC AND DILUTED INCOME (LOSS) PER SHARE
    Basic and diluted from continuing operations  $      (0.015)       $ (0.011)
                                                  ==============   =============

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED
 COMMON SHARES OUTSTANDING                           68,519,925      22,735,257
                                                  ==============   =============




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS CASH FLOW
                                   (UNAUDITED) FOR THE THREE MONTHS ENDED JUNE
                30, 2005 AND 2004


                                                                       2005          2004
                                                                   ------------- --------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net (loss)                                                      $ (1,008,221) $    (250,544)
                                                                   ------------- --------------
   Adjustments to reconcile net (loss) to net cash (used in) operating activities:
     Depreciation                                                         4,259              -
     Common stock issued for services                                         -             25
  Changes in assets and liabilities
     (Increase) in accounts receivable, net                              (6,723)             -
     (Increase) in inventory                                            (37,501)             -
     (Increase) decrease in other current assets                          2,000           (250)
     Increase in accounts payable and accrued liabilities             1,159,160        242,896
                                                                   ------------- --------------
     Total adjustments                                                1,121,195        242,671
                                                                   ------------- --------------

     Net cash provided (used in) operating activities                   112,974         (7,873)
                                                                   ------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of fixed assets                                        (10,773)
                                                                   ------------- --------------
       Net cash (used in) investing activities                          (10,773)             -
                                                                   ------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from officer loans                                        162,866              -
     Proceeds from note payable                                               -         16,276
     Payments on installment note payable                                (3,871)        (7,488)
     Payments on note payable                                          (378,482)             -
                                                                   ------------- --------------
       Net cash provided by (used in) financing activities             (219,487)         8,788
                                                                   ------------- --------------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                          (117,286)           915

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                 124,071            105
                                                                   ------------- --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                          $      6,785  $       1,020
                                                                   ============= ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest paid                                             $      2,345  $      58,047
                                                                   ============= ==============
         Income taxes paid                                                6,978              -
                                                                   ============= ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH  INFORMATION:
     Common stock issued for debt                                  $  2,574,312  $          25
                                                                   ============= ==============




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

NOTE 1   ORGANIZATION AND BASIS OF PRESENTATION

         The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the March 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

         The 2004 financial results were reclassified to conform to the current year presentation.

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

         Cash and Cash Equivalents

         The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2005 and 2004.

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Advertising Costs

         The Company expenses the costs associated with advertising as incurred. Advertising and expenses are included in general and administrative expenses in the condensed consolidated statements of operations for the three months ended June 30, 2005 and 2004.

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

         Accounts Receivable

         The Company conducts business and extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts at June 30, 2005 was $164,495.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004


NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Reclassifications

         Certain amounts for the three months ended June 30, 2004 have been reclassified to conform to the presentation of the June 30, 2005 amounts. The reclassifications have no effect on net income for the three months ended June 30, 2004.

         Earnings (Loss) Per Share of Common Stock

         Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share
         (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

         The following is a reconciliation of the computation for basic and diluted EPS:

                                             June 30,           June 30,
                                              2005               2004
                                          --------------    ---------------

Net (loss)                                $  (1,008,221)    $     (250,544)
                                          --------------    ---------------

Weighted-average common shares
Outstanding (Basic)                          68,519,925         22,735,257

Weighted-average common stock
Equivalents
     Stock options                                    -                  -
     Warrants                                         -                  -
                                          --------------    ---------------

Weighted-average common shares
Outstanding (Diluted)                        68,519,925         22,735,257
                                          ==============    ===============



         Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for June 30, 2005 because inclusion would have been antidilutive. At June 30, there were 527,705 warrants and 264,000 options available.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Goodwill and Other Intangible Assets

         In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Management has determined that there has been no impairment of Goodwill as of June 30, 2005.

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

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

         On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recent Accounting Pronouncements (Continued)

         Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

         The installment debt liability at June 30, 2005 is $14,835 of which $14,296 is current, and the remaining $539 is due through fiscal 2007.

NOTE 4-  NOTES PAYABLE

         The Company borrowed a total of $1,077,955 from 22 different individuals during 1999 through the present, at interest rates ranging from 7-12%, with no collateral and payment terms of 2 or 3 years. As of June 30, 2005, all amounts unpaid are overdue. As of June 30, 2005 the balance of the note payable was $767,311 and the accrued interest totaled $469,067. These amounts are reflected as current liabilities in the consolidated balance sheet.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

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

NOTE 6-  STOCKHOLDERS' DEFICIT

         Common Stock

         As of June 30, 2005 and 2004, the Company has 100,000,000 and 50,000,000 shares of common stock authorized respectively, and 69,113,997 and 22,735,257 issued and outstanding, respectively.

         The following details the stock transactions for the three months ended June 30, 2005 and 2004:

         Common Stock

         On April 22, 2005, the Company issued 2,574,312 shares of common stock for the extinguishment of a liability. The shares were issued on a dollar for dollar basis.

         Preferred Stock

         The Company has 5,000,000 shares of preferred stock authorized and 0 shares of preferred stock issued and outstanding as of June 30, 2005 and 2004, respectively.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2005 AND 2004



NOTE 7 - GOING CONCERN

         As shown in the accompanying consolidated financial statements the Company has sustained net operating losses for three months ended June 30, 2005 and the years ended March 31, 2005 and 2004, and has sustained large accumulated deficits. In addition, the Company has sold off its operations in Colorado, Oregon and California, and was operating essentially as a shell company up until January 2005, when it acquired Internet Business Consulting/AppState.net, LLC. This raises substantial doubt about the Company's ability to continue as a going concern.

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

         The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.


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

         At June 30, 2005, net deferred tax assets approximated the following:


                  Deferred tax assets                             $ 7,550,000
                  Less:  valuation allowance                       (7,550,000)
                                                                  ------------

                                                                  $      -0-

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2005 AND 2004



NOTE 9-  PROVISION FOR INCOME TAXES (CONTINUED)

         At June 30, 2005, the Company had accumulated deficits approximating $22,500,000 available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.


NOTE 10- LITIGATION/ ARBITRATION

         As of June 30, 2004, the Company was party to one lawsuit that is an appeal of a previous lawsuit the Company had won. This trial was set for April 4, 2004, but was subsequently rescheduled. On January 10, 2005, a confidential settlement was reached in this lawsuit, and all parties have dismissed their complaint

         The Company is also involved in arbitration with one of their major vendors that has been set for November 15, 2004. The major customer has claimed the Company owes them in excess of $900,000, and the Company had previously filed a complaint against this customer for breaches of contract, fraud, misrepresentation, unfair business practices, injunction and accounting. Pursuant to mutual agreement of the parties, their respective disputes and claims are now pending resolution through binding arbitration. The Company reached a confidential settlement and all parties have dismissed their complaint

         The Company has another arbitration hearing set for November 15, 2004 with another vendor over charges the Company was billed for improper termination fees. The Company has not paid these fees due to these allegations. The Company reached a confidential settlement, and all parties have dismissed their claims

         The Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. As of June 30, 2005, the Company has recognized the full liability for all amounts that are due.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2005 AND 2004



NOTE 10- LITIGATION/ ARBITRATION (CONTINUED)

         On December 1, 2004, a judgment was entered against Internet Ventures, Inc., the predecessor Company, in favor of Catherine and Joe Santistevan in the amount of $1,367,500. After discussions with legal counsel, the Company believed the amount of the judgment would be mitigated in a full hearing on the matter, which the company intended to vigorously pursue. The Company currently has $408,487 recorded in notes and notes interest payable. The judgment was under submission to be set aside by the Judge of the Superior Court of San Joaquin County, Stockton, CA. On July 14, 2005, the Company received notice from the Superior Court of San Joaquin that the judgment was upheld. The Company intends to appeal this decision. In addition, Company legal counsel is currently in negotiations with plaintiff's counsel to settle the matter amicably. A contingent liability in the amount of $934,136 has been established.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:
--------------------------------------------------------------

OVERVIEW

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


On January 31, 2005, IVI Communications, Inc. completed the purchase of Internet Business Consulting, Inc. and AppState.Net, LLC from James R. Hollis by acquiring 100% of the stock of IBC and AppState.net, as described in Exhibit
2.4. The Company paid one times annual revenue in a dollar-for-dollar stock exchange with its stock valued at $1.00 per share, plus $580,000 cash to be paid over two years. IBC is a leading provider of turnkey wireless networks that has the expertise required to engineer, install, and support wireless applications and solutions. AppState.net is an Internet Service Provider founded in July 1999 in the Appalachian State University town of Boone, NC. The audited gross revenue in 2004 for IBC and AppState.net was $2,574,312. This acquisition launches IVI Communications business plan.


The Company launched its nationally branded fixed wireless broadband service, Lickity-SplitSM, at AppState.net.



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

RESULTS OF OPERATIONS

Results of Operations- Three Months Ended June 30, 2005 and 2004

Revenue for the quarter ending June 30, 2005 was $777,836 compared to $7,750 for the quarter ending June 30, 2004. Revenue of $634,636 was a result of the operations of Internet Business Consulting, Inc. and Appstate.net,LLC which were acquired in the fourth quarter of year ending March 31, 2005.

Internet Business Consulting posted revenue for equipment sales of $569,345, consulting services $19,126, and other miscellaneous services of $5,840; Appstate.net posted revenue for Internet services of $40,111 and other miscellaneous services of $214. Revenue of $143,200 is IVIC consulting fees and the booking of Management Fees for Broadspot World Wide Wireless, Inc. for the period April, 2004 through June, 2005. Monthly Management fees for Broadspot World Wide Wireless include management of operations, accounting, and acquisitions.

General and Administrative expenses for the quarter ending June 30, 2005 were $335,062 compared to $200,247 for the quarter ending June 30, 2004. The largest component of expense for the quarter ending June 30, 2005 was compensation of $198,506

The Company had a net loss for the quarter ending June 30, 2005 of $1,008,221 compared to a net loss of $250,544 for the quarter ending June 30, 2004. A $934,136 contingent liability set up for a default judgement was a contributing factor to the large loss in the quarter ending June 30, 2005 (see Part II, Item I, Legal Proceedings).

Basic and diluted income (loss) per share for the quarter ending June 30, 2005 was $(0.015) compared to $(0.011) for the quarter ending June 30, 2004.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005 the Company has an accumulated operating deficit of $22,494,773 and negative stockholders' equity of $1,661,615.

The Company's principal source of operating capital has been provided by the sale of its stock and securities, and revenue from operations of the acquired subsidiaries in January, 2005. In August, 2004 the Company initiated a private offering of IVIC shares at $0.14 per share. Twenty-three accredited investors purchased 2,178,558 restricted shares for $335,000. In December, 2004, The Company sold 10% Convertible Debentures to 14 accredited investors for $215,000. These accrue interest at 10% and 2,365,000 shares are convertible at $0.10 in December, 2005.

The Company anticipates expenditures for acquisitions in excess of $1,000,000 to expand its operation during the next twelve months. The Company believes that the current cash flows generated from its revenues will not be sufficient to fund the anticipated expansion of operations. The Company will require additional funding to finance its operations through private sales and public debt or equity offerings. However, there is no assurance that the Company can obtain such financing. Recurring revenues are anticipated from ISP management services but no management service contracts have been executed at this time. There can be no assurance that the Company will secure these contracts.

On March 31,2004, IVI Communications, Inc. entered into a stock exchange agreement with Broadspot World Wide Wireless, Inc. IVIC exchanged 9,000,000 shares of its common stock for 23,000,000 shares of BWWW common stock, giving IVIC 76% ownership of BWWW. IVIC has entered into an agreement with a Nevada investment group for them to purchase the shares of BWWW for an undisclosed amount of cash. To date, $200,000 has been collected.


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


ITEM 3. CONTROLS AND PROCEDURES
--------------------------------

We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosure.

As of June 30, 2005, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded that these disclosure controls and procedures are effective.

We have made no changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.



                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
--------------------------


On December 1, 2004, a judgment was entered against Internet Ventures, Inc., the predecessor Company, in favor of Catherine and Joe Santistevan in the amount of $1,367,500. After discussions with legal counsel, the Company believed the amount of the judgment would be mitigated in a full hearing on the matter, which the company intended to vigorously pursue. The Company currently has $408,487 recorded in notes and notes interest payable. The judgment was under submission to be set aside by the Judge of the Superior Court of San Joaquin County, Stockton, CA. On July 14, 2005, the Company received notice from the Superior Court of San Joaquin that the judgment was upheld. The Company intends to appeal this decision. In addition, Company legal counsel is currently in negotiations with plaintiff's counsel to settle the matter amicably. A contingent liability in the amount of $934,136 has been established.

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

The Company is currently in default on its payments to James Hollis for the acquisition of Internet Business Consulting and Appstate.net. The Company anticipates bringing these payments current in the next quarter and Mr. Hollis is not pursuing any action at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------

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


6,130,827 shares of common stock were issued in the quarter ended September 30, 2004 under a stock subscription agreement. The shares have been valued at $2,023,173 and reflected as a subscription receivable on the condensed consolidated balance sheet. There have been no amounts received of this subscription receivable as of June 30, 2005.

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

Quarter Ending June 30, 2005:
----------------------------------

2,574,312 shares of IVIC common restricted stock were issued to James Hollis for the acquisition of Internet Business Consulting and Appstate.net. These shares were issued after completion of the audit of the two entities in accordance with the purchase agreement.


SUBSEQUENT EVENTS
----------------------------------

In the quarter ending September 30, 2004, 6,130,827 shares of common stock were issued to be held in escrow under a subscription agreement with a London Investment Fund. In the event the Fund failed in its efforts to receive trading status, the subscription agreement would be null and void and the shares held in escrow would be cancelled. The UKLA did not approve the Fund for trading, and on August 4, 2005, the 6,130,827 shares were returned to IVIC and cancelled.


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

On August 16, 2004, Pennaluna & Company filed a Form 211 Application for IVI Communications, Inc. with the NASD to move from the Pink Sheets to the OTCBB. On July 29, 2005, the NASD issued its fourth deficiency letter to Pennaluna, and on August 24 the Company responded to Pennaluna. The Company is now awaiting the decision of the NASD.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------


EXHIBIT


NUMBER
TITLE OF EXHIBIT




2.1    Agreement and Plan of Reorganization**

2.2    Certificate of Amendment to Articles of Incorporation**

2.3 Certificate of Amendment to Articles of Incorporation increasing authorized shares of common stock******

2.4 Business Purchase Agreement ("Agreement") Between IVI Communications, Inc., Internet Business Consulting, Inc. and AppState.Net, Llc.*********

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

10.6   A B & C Settlement Agreements with Quik Communications*

10.7   Stock Exchange Agreement IVIC and Broadspot World Wide Wireless*****

10.8   Consulting Contract with Keith Jablon dated July 1, 2004******

10.9 Consulting Contract with Big Apple Consulting USA, Inc. dated July 6, 2004******

10.10  Advisory Agreement with Hunter Wise, LLC dated August 17, 2004********

10.11  Agreement with The Research Works dated August 31, 2004********

10.12 Stock Purchase Agreement between IVIC and Seaside Investments PLC dated August 16, 2004********

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

**** Incorporated by reference to the exhibits filed with the Form 8-K filed on July 7, 2004, File No 000-32797

***** Incorporated by reference to the exhibits filed with the Form 10KSB filed on July 14, 2004, File No 000-32797

****** Incorporated by reference to the exhibits filed with the Form 10QSB filed on August 16, 2004, File No 000-32797

******* Incorporated by reference to the exhibits filed with the Form S-8 on November 11, 2004, File No 333-120231

******** Incorporated by reference to the exhibits filed with the Form 10QSB filed on November 15, 2004, File No 000-32797

********* Incorporated by reference to the exhibits filed with the Form 8-K filed on February 4, 2005, File No 000-32797

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:      August 22, 2005                By:        /s/ Nyhl Henson
                                                     -----------------------
                                                    Nyhl Henson
                                                    Chief Executive Officer




Date:      August 22, 2005                By:        /s/ Charles Roodenburg
                                                     ----------------------
                                                     Charles Roodenburg
                                                     Chief Financial Officer