Form 10QSB
period 2005-09-30
IVI COMMUNICATIONS INC
filed 2005-11-21
CIK 1140878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Mark one

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended September 30, 2005


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]


The number of shares outstanding of the registrant's common stock as of September 30, 2005 was 65,524,629.

                            IVI COMMUNICATIONS, INC.
                                   FORM 10-QSB



                                Table of Contents
                                -----------------



ITEM NO. DESCRIPTION                                                       PAGE
----------------------                                                     ----


                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements                                                3

        Condensed Consolidated Balance Sheet
        as of September 30, 2005                                            4

        Condensed Consolidated Statements of Operations for the
        Six and Three Months Ended September 30, 2005 and 2004              5

        Condensed Consolidated Statements of Cash Flows for the
        Six Months Ended September 30, 2005 and 2004                        6

        Notes to Condensed Consolidated Financial Statements                7


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                18

Item 3. Controls and Procedures                                            25


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings                                                  26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        26

Item 3. Defaults Upon Senior Securities                                    26

Item 4. Submission of Matters to a Vote of Security Holder                 26

Item 5. Other Information                                                  27

Item 6. Exhibits                                                           27

Signatures                                                                 28

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
-------------------------------




                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

                                   (UNAUDITED)

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2005

                                     ASSETS




CURRENT ASSETS
    Cash and cash equivalents                                       $   180,939
     Accounts receivable, net of allowance of $78,191                   314,144
     Inventory                                                           76,339
    Other current assets                                                  1,510
                                                                    ------------

          Total current assets                                          572,932


FIXED ASSETS, net of accumulated depreciation of $18,191                 59,585


OTHER ASSET
     Goodwill                                                         3,437,548
                                                                    ------------


TOTAL ASSETS                                                        $ 4,070,065
                                                                    ============

                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
     Current portion of installment debt                            $    10,031
     Current portion of notes payable                                 1,057,311
     Obligations under capital lease, current portion                    16,259
     Accounts payable and accrued expenses                            2,596,817
     Contingent liability                                               934,136
     Convertible debentures                                             576,750
                                                                    ------------
          Total current liabilities                                   5,191,304
                                                                    ------------

LONG-TERM LIABILITIES
     Installment debt, net of current portion                               139
     Notes payable, net of current portion                              120,000
     Obligations under capital lease, net of current portion             22,338
     Loan payable - officer                                             181,144
                                                                    ------------
          Total long-term liabilities                                   323,621
                                                                    ------------

TOTAL LIABILITIES                                                     5,514,925
                                                                    ------------


COMMITMENTS AND CONTINGENCIES                                                 -


STOCKHOLDERS' (DEFICIT)
    Preferred stock, $.001 par value; 5,000,000 shares authorized;
        0 shares issued and outstanding                                       -
    Common stock, $.001 par value; 100,000,000 shares authorized;
       65,524,629 shares issued and outstanding                          65,525
    Additional paid-in capital                                       21,507,222
    Accumulated deficit                                             (23,017,607)
                                                                    ------------
          Total stockholders' (deficit)                              (1,444,860)
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'  (DEFICIT)                      $ 4,070,065
                                                                    ============







         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


                                                           SIX MONTHS ENDED               THREE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                        2005             2004            2005            2004
                                                    -------------------------------  ------------------------------
OPERATING REVENUE                                   $   1,442,100   $       24,500   $    664,264    $      16,750

COST OF OPERATIONS                                        963,171                -        474,549                -
                                                    --------------  ---------------  -------------   --------------

GROSS PROFIT                                              478,929           24,500        189,715           16,750
                                                    --------------  ---------------  -------------   --------------

OPERATING EXPENSES
   General and administrative                           1,086,261          852,095        751,199          651,848
   Selling expenses                                        13,557                -          9,434                -
   Depreciation                                            13,870                -          9,611                -
                                                    --------------  ---------------  -------------   --------------

          Total operating expenses                      1,113,688          852,095        770,244          651,848
                                                    --------------  ---------------  -------------   --------------

LOSS BEFORE OTHER INCOME (EXPENSE)                       (634,759)        (827,595)      (580,529)        (635,098)
                                                    --------------  ---------------  -------------   --------------

OTHER INCOME (EXPENSE)
    Other income                                          166,408                -        116,303                -
    Litigation damages and settlement                    (934,136)               -              -                -
    Other expenses                                           (646)               -              -                -
    Interest expense                                     (127,922)        (117,243)       (65,586)         (59,196)
                                                    --------------  ---------------  -------------   --------------
          Total other income (expense)                   (896,296)        (117,243)        50,717          (59,196)
                                                    --------------  ---------------  -------------   --------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES             (1,531,055)        (944,838)      (529,812)        (694,294)
    Provision for income taxes                                  -                -              -                -
                                                    --------------  ---------------  -------------   --------------


NET LOSS APPLICABLE TO COMMON SHARES                $  (1,531,055)  $     (944,838)  $   (529,812)   $    (694,294)
                                                    ==============  ===============  =============   ==============


NET LOSS PER BASIC AND DILUTED SHARES
    Basic and diluted from continuing operations    $       (0.02)  $        (0.02)  $      (0.01)   $       (0.01)
                                                    ==============  ===============  =============   ==============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                         62,936,648       51,016,149     63,781,455       56,098,244
                                                    ==============  ===============  =============   ==============





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
        FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

                                                                       2005          2004
                                                                   ------------- --------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net (loss)                                                      $ (1,531,055) $    (944,838)
                                                                   ------------- --------------
   Adjustments to reconcile net (loss) to net cash
     (used in) operating activities:
     Common stock issued for services and compensation                  440,750        552,746
     Depreciation                                                        13,870              -

  Changes in assets and liabilities
     Increase in accounts receivable                                     32,277              -
     (Decrease) in inventory                                            (14,039)             -
     (Increase) decrease in other current assets                          2,997         (1,396)
     Increase in accounts payable and accrued liabilities               486,928        182,670
                                                                   ------------- --------------
     Total adjustments                                                  962,783        734,020
                                                                   ------------- --------------

     Net cash (used in) operating activities                           (568,272)      (210,818)
                                                                   ------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisistion of fixed assets                                       (26,386)             -
                                                                   ------------- --------------
       Net cash (used in) investing activities                          (26,386)             -
                                                                   ------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from officer loans                                        155,795              -
     Proceeds from convertible debentures                               767,311              -
     Payments on installment note payable                              (206,253)       (14,063)
     Payments on note payable                                          (465,327)        (8,865)
     Proceeds from issuance of common stock                             400,000        280,000
                                                                   ------------- --------------
       Net cash provided by financing activities                        651,526        257,072
                                                                   ------------- --------------

NET INCREASE IN
    CASH AND CASH EQUIVALENTS                                            56,868         46,254

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                 124,071            105
                                                                   ------------- --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                          $    180,939  $      46,359
                                                                   ============= ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest paid                                             $      2,345  $      35,323
                                                                   ============= ==============
         Income taxes paid                                         $      7,715  $           -
                                                                   ============= ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
     Common stock issued for services and compensation             $    440,750  $     552,746
                                                                   ============= ==============
     Common stock issued for notes payable                         $          -  $     123,612
                                                                   ============= ==============
     Common stock issued for accounts payable and accrued expenses $          -  $     135,471
                                                                   ============= ==============
     Conversions of payables to equity                             $          -  $     838,209
                                                                   ============= ==============
     Common stock issued for subscription receivable               $          -  $   2,023,173
                                                                   ============= ==============
     Common stock (cancelled) for subscription receivable          $ (2,023,173) $           -
                                                                   ============= ==============
     Common stock issued for debt                                  $  2,574,312  $           -
                                                                   ============= ==============




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Principles of Consolidation

                  The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

                  Use of Estimates

                  The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Cash and Cash Equivalents

                  The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2005 and 2004.

                  The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2005, the Company had deposits of $197,406 in excess of the insured limit.

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)



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

                  Advertising Costs

                  The Company expenses the costs associated with advertising as incurred. Advertising and expenses are included in general and administrative expenses in the condensed consolidated statements of operations for the six months ended September 30, 2005 and 2004.

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

                  Accounts Receivable

                  The Company conducts business and extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts at September 30, 2005 is $78,191.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Reclassifications

                  Certain amounts for the six months ended September 30, 2004 have been reclassified to conform to the presentation of the September 30, 2005 amounts. The reclassifications have no effect on net income for the six months ended September 30, 2004.

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

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                   September 30     September 30
                                                      2005             2004
                                                   ------------    -------------

                  Net (loss)                       $(1,531,055)    $   (944,838)
                                                   ------------    -------------

                  Weighted-average common shares
                  Outstanding (Basic)               62,936,648       51,016,149

                  Weighted-average common stock
                  Equivalents
                   Stock options                             -                -
                   Warrants                                  -                -
                                                   ------------    -------------

                  Weighted-average common shares
                  Outstanding (Diluted)             62,936,648       51,016,149
                                                   ============    =============



                  Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for September 30, 2005 because inclusion would have been antidilutive. At September 30, 2005 and 2004, there were 527,705 and 0 warrants, and 1,334,000 and 0 options available, respectively.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)



NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Goodwill and Other Intangible Assets

                  In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Management has determined that there has been no impairment of Goodwill as of September 30, 2005.

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)



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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)



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

                  These assets are however collateral for the debt. The Company has reflected these balances in the condensed consolidated balance sheet as installment debt and in accounts payable. The portion in accounts payable represents the amounts overdue, and the portion in installment debt represents the amounts still due under the agreements.

                  The installment debt liability at September 30, 2005 is $10,170 of which $10,031 is current, and the remaining $139 is due through fiscal 2007.

                  Installment debt also consists of one subsidiary equipment lease, which is reflected in fixed assets. The liability is $38,707 at September 30, 2005, of which $16,259 is current and $22,449 is due through fiscal 2007.

NOTE 4-           NOTES PAYABLE

                  The Company borrowed a total of $1,077,955 from 22 different individuals during 1999 through the present, at interest rates ranging from 7-12%, with no collateral and payment terms of 2 or 3 years. As of September 30, 2005, all amounts unpaid are overdue. As of September 30, 2005 the balance of the note payable was $767,311 and the accrued interest totaled $505,386. These amounts are reflected as current liabilities in the condensed consolidated balance sheet.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


NOTE 4-           NOTES PAYABLE (continued)

                  In accordance with the purchase agreement between the Company and Internet Business Consulting and AppState.net, LLC, the Company entered into two separate note agreements.

                  The Company agrees to make 12 monthly payments of $8,334 with the first payment due with the signing of the agreement. The Company made 3 payments in fiscal 2005 and has a remaining balance of $75,006, of which $50,000 is reflected as a current liability, and $25,006 of past due amounts in included in accounts payable in the condensed consolidated balance sheet at September 30, 2005. The Company also entered into an agreement to make 24 payments of $20,000 all due no later than the 1st day of the month following completion of IBC's and AppState's audits (April 2005) and then on the 1st day of each subsequent month thereafter until paid in full. IBC and AppState may, at their option up and until all payments have been made, have any or all of this paid as part of an employment contract with James Hollis, the owner of IBC, as compensation. The Company made 3 payments in fiscal 2005 and has a remaining balance of $420,000 with $120,000 reflected as a long-term liability, $240,000 is current, and a past due amount of $60,000 is included in accounts payable and reflected as a current liability in the condensed consolidated balance sheet at September 30, 2005.

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

                  The Company sold units of securities for $215,000 to 14 individuals/entities in December 2004. The debentures accrue interest at 10% per annum and are due December 31, 2005. The conversion price is $.10 per common share. Additionally, the Company sold $25,000 to 1 entity in January 2005. This debenture, which was for services rendered, also accrues interest at 10% per annum and is due January 31, 2006. The conversion price is $.10 per common share. No conversions or repayments of the debentures have occurred as of September 30, 2005. No beneficial conversion feature was recorded due to the conversion price exceeding the fair market value of the shares of common stock.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)



NOTE 6-           STOCKHOLDERS' DEFICIT

                  Common Stock

                  As of September 30, 2005, the Company has 100,000,000 shares of common stock authorized, and 65,524,629 issued and outstanding.

                  The following details the stock transactions for the six months ended September 30, 2005:

                  On April 22, 2005, the Company issued 2,574,312 shares of common stock for the extinguishment of a liability. The shares were issued on a dollar for dollar basis.

                  During the six months ended September 30, 2005, 3,250,000 shares were issued for exercise of options, 350,000 shares were issued for services, 6,130,827 shares were cancelled for shares issued in 2004 when the London Investment Firm did not receive trading approval and all shares were returned, and 308,541 shares were cancelled for services provided in conjunction with the London Investment Firm stock exchange. The shares have been retroactively cancelled to the date of original issuance.

                  Preferred Stock

                  The Company has 5,000,000 shares of preferred stock authorized and 0 shares of preferred stock issued and outstanding as of June 30, 2005 and 2004, respectively.

NOTE 7-           GOING CONCERN

                  As shown in the accompanying consolidated financial statements the Company has sustained net operating losses for the six months ended September 30, 2005 and the years ended March 31, 2005 and 2004, and has sustained large accumulated deficits. In addition, the Company has sold off its operations in Colorado, Oregon and California, and was operating essentially as a shell company up until January 2005, when it acquired Internet Business Consulting/AppState.net, LLC. This raises substantial doubt about the Company's ability to continue as a going concern.

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)



NOTE 7-           GOING CONCERN (Continued)

                  The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 8-           PROVISION FOR INCOME TAXES

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

                  At September 30, 2005, net deferred tax assets approximated the following:

                  Deferred tax assets                             $ 7,825,000
                  Less:  valuation allowance                       (7,825,000)
                                                                  ------------

                                                                  $      (-0-)
                                                                  =============

                  At September 30, 2005, the Company had accumulated deficits approximating $23,000,000 available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9-           LITIGATION/ ARBITRATION

                  As of June 30, 2004, the Company was party to one lawsuit that is an appeal of a previous lawsuit the Company had won. This trial was set for April 4, 2004, but was subsequently rescheduled. On January 10, 2005, a confidential settlement was reached in this lawsuit, and all parties have dismissed their complaint

                   The Company is also involved in arbitration with one of their major vendors that had been set for November 15, 2004. The major customer has claimed the Company owes them in excess of $900,000, and the Company had previously filed a complaint against this customer for breaches of contract, fraud, misrepresentation, unfair business practices, injunction and accounting. Pursuant to mutual agreement of the parties, their respective disputes and claims are now pending resolution through binding arbitration. The Company reached a confidential settlement and all parties have dismissed their complaint.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)



NOTE 9-           LITIGATION/ ARBITRATION (CONTINUED)

                  The Company had another arbitration hearing set for November 15, 2004 with another vendor over charges the Company was billed for improper termination fees. The Company has not paid these fees due to these allegations. The Company reached a confidential settlement, and all parties have dismissed their claims

                  The Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. As of September 30, 2005, the Company has recognized the full liability for all amounts that are due.

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

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:
-------------------------------------------------------------------
THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.


OVERVIEW

Internet Ventures, Inc., a wholly owned subsidiary of IVI Communications, Inc. (the "Company") was incorporated in September 1995. Its mission (adopted by the Company) was to acquire and operate ISPs in small rural markets and to rollout a hybrid broadband product that was delivered to the customer in partnership with local cable companies.

Effective May 23, 2002, Internet Ventures, Inc. agreed to recapitalize with Turer Corporation ("Turer") by becoming a wholly owned subsidiary of Turer. To accommodate this recapitalization, the 12,350,000 shares of common stock then outstanding of Internet Ventures, Inc. were exchanged for 12,350,000 shares of common stock of Turer. In August 2002, Turer. changed its name to IVI Communications, Inc. Because the original Turer shareholders retained only five percent of the capital stock of the combined entity, the purchase was accounted for as a reverse merger.

On January 31, 2005, the Company completed the purchase of Internet Business Consulting, Inc. ("IBC") and AppState.Net, LLC ("AppState") from James R. Hollis by acquiring 100% of the stock of IBC and AppState. The Company paid one times annual revenue in a dollar-for-dollar stock exchange with its stock valued at $1.00 per share, plus $580,000 cash to be paid over two years. The total number of share of the Company's common stock issued in this transaction was 2,674,312. IBC is a leading provider of turnkey wireless networks that has the expertise required to engineer, install, and support wireless applications and solutions. AppState is an Internet Service Provider ("ISP") founded in July 1999 in the Appalachian State University town of Boone, NC. The combined audited gross revenue in 2004 for IBC and AppState was $2,574,312.


In February, 2005, the Company launched its nationally branded fixed wireless broadband service, Lickity-SplitSM, at AppState.

The Company expects operating losses and negative operating cash flows to continue for at least the next twelve months, because of expected additional costs and expenses related to brand development; marketing and other promotional activities; strategic relationship development; and potential acquisitions of related complementary businesses.

On August 15, 2005, the Company entered into a Consulting Agreement with James Farinella to provide management consulting services to the Company. Under the terms of the Consulting Agreement, the Company issued options to purchase 4,500,000 shares of common stock to Mr. Farinella at exercise prices ranging from $0.075 to $0.35. The Agreement is for a term of one year. A copy of the Consulting Agreement is included as Exhibit 10.13 to this Quarterly Report.

On October 11, 2005, the Company entered into a Joint Venture Agreement with Telemedium, Inc. Under the terms of the Telemedium Agreement, the Company agrees to use Telemedium as the exclusive provider of voice over internet ("VoIP") services to the Company's customers, if and when the Company decides to offer such services. The Company does not have a firm implementation schedule at this time for offering VoIP services. A copy of the Joint Venture Agreement is included as Exhibit 10.15 to this Quarterly Report. The term of the Agreement is two years.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004.

Revenue for the quarter ended September 30, 2005 was $664,264 compared to $16,750 for the quarter ended September 30, 2004. This increase was due primarily to revenues of $638,614 from the operations of IBC and AppState which were acquired by the Company in the fourth quarter of the year ended March 31, 2005.

Cost of operations for the quarter ended September 30, 2005 were $474,549 compared to $0 for the quarter ended September 30, 2004. This increase was due to the operations of IBC and AppState which were acquired in the fourth quarter of the year ended March 31, 2005. Cost of operations includes the cost of wireless equipment and services sold by IBC and the cost of wireless equipment and internet data services for AppState.


IBC's revenue for the quarter ended September 30, 2005 consisted of equipment sales of $562,367, consulting services of $4,986, and other miscellaneous services of $11,015. AppState posted revenue for internet services of $60,246 for the quarter ended September 30, 2005. The Company also received revenue of $25,650 as management fees for services provided to Broadspot World Wide Wireless, Inc.

General and Administrative expenses for the quarter ended September 30, 2005 were $751,199 compared to $651,848 for the quarter ended September 30, 2004. The largest components of expense for the quarter ended September 30, 2005 were employee compensation of $205,302, public relations of $87,775, legal of $19,524, and consulting of $361,129 of which $339,591 was paid in stock and stock options.

Selling expenses for the quarter ended September 30, 2005 were $9,434 for the quarter ended September 30, 2005, compared to selling expenses of $0 for the quarter ended September 30, 2004. This increase was due to IBC and AppState advertising and marketing.

Depreciation expense was $9,611 for the quarter ended September 30, 2005, compared to depreciation expense of $0 for the quarter ended September 30, 2004. This increase was due to depreciation of equipment at AppState.

The Company received other income of $116,303 in the quarter ended September 30, 2005, compared to $0 for the quarter ended September 30, 2004. This increase was due to the final payment of $30,000 for the Company's interest in Broadspot World Wide Wireless, and an $86,304 reduction in Allowance for Bad Debt set up for IBC in the fiscal year ended March 31, 2005.

The Company incurred interest expenses of $65,586 in the quarter ended September 30, 2005, compared to $59,196 for the quarter ended September 30, 2004. This increase was due to interest on notes payable and debentures.

The Company had a net loss for the quarter ended September 30, 2005 of $529,812 compared to a net loss of $694,294 for the quarter ended September 30, 2004. This decrease in the net loss in 2005 was due primarily to the increase in revenues set forth above, and was partially offset by the increase in cost of operations set forth above. Basic and diluted loss per share for the quarter ended September 30, 2005 was $0.01 compared to a loss of $0.01 for the quarter ended September 30, 2004.

Six Months Ended September 30, 2005 Compared with six Months Ended September 30, 2004.


Revenue for the six months ended September 30, 2005 was $1,442,100 compared to $24,500 for the six months ended September 30, 2004. Revenue of $1,273,250 was a result of the operations of IBC and AppState which were acquired in the fourth quarter of the year ended March 31, 2005.

Cost of operations for the six months ended September 30, 2005 were $963,171 compared to $0 for the six months ended September 30, 2004. This increase was due to the operations of IBC and AppState which were acquired in the fourth quarter of the year ended March 31, 2005. Cost of operations includes the cost of wireless equipment and services sold by IBC and the cost of wireless equipment and internet data services for AppState.

IBC posted revenue for equipment sales of $1,131,672, consulting services of $24,112, and other miscellaneous services of $16,855. AppState posted revenue for internet services of $100,357 and other miscellaneous services of $254. The Company received revenue of $168,850 for consulting fees and management fees for services provided to Broadspot World Wide Wireless, Inc. for the period April, 2004 through September, 2005.

General and Administrative expenses for the six months ended September 30, 2005 were $1,086,261 compared to $852,095 for the six months ended September 30, 2004. The largest components of expense for the six months ended September 30, 2005 were employee compensation of $407,951, public relations of $87,775, legal of $39,722, and consulting of $381,649 of which $339,591 was paid in stock and stock options.

Selling expenses for the six months ended September 30, 2005 were $13,557 for the quarter ended September 30, 2005, compared to selling expenses of $0 for the six months ended September 30, 2004. This increase was due to IBC and AppState advertising and marketing.

Depreciation expense for the six months ended September 30, 2005 was $13,870, compared to depreciation expenses of $0 for the six months ended September 30, 2004. This increase was due to depreciation of equipment at AppState.

The Company received other income of $166,408 in the six months ended September 30, 2005, compared to $0 for the six months ended September 30, 2004. This increase was due to the payment of $80,000 for the Company's interest in Broadspot World Wide Wireless, and an $86,304 reduction in Allowance for Bad Debt set up for IBC in the last fiscal year ended March 31, 2005.

The Company had $934,136 for Litigation Damages and Settlement in the six months ended September 30, 2005, compared to $0 for the six months ended September 30, 2004. This increase was due to a contingent liability set up for a default judgment (see Part II, Item I, Legal Proceedings).

The Company incurred interest expenses of $127,922 in the six months ended September 30, 2005, compared to $117,243 for the six months ended September 30, 2004. This increase was due to interest on notes payable and debentures.

The Company had a net loss for the six months ended September 30, 2005 of $1,531,055 compared to a net loss of $944,838 for the six months ended September 30, 2004. A $934,136 contingent liability set up for a default judgment was a contributing factor to the large loss in the six months ending September 30, 2005 (see Part II, Item I, Legal Proceedings).

Basic and diluted loss per share for the six months ended September 30, 2005 was $0.02 compared to a loss of $0.02 for the six months ended September 30, 2004.


LIQUIDITY AND CAPITAL RESOURCES

In the six months ended September 30, 2005, the Company continued to spend cash to fund its operations. Cash used by operating activities for the six months ended September 30, 2005 equaled $568,272, and consisted principally of net loss of $1,531,055 and a decrease in inventory of $14,039, offset primarily by $440,750 provided by stock issued for services and compensation, an increase of $32,277 in accounts receivable, and an increase in accounts payable and accrued liabilities of $486,928. For the comparable period in 2004, cash used by operating activities equaled $210,818 and consisted of our net loss of $944,838 and an increase in other current assets of $1,396, offset primarily by $552,746 in stock issued for services and an increase in accounts payable and accrued liabilities of $182,670.

The Company used net cash of $26,386 in investing activities for the six months ended September 30, 2005, due to the purchase of fixed assets at AppState. No cash was utilized or received from investment activities during the comparable period of 2004.

Cash flow from financing activities for the six months ended September 30, 2005 produced a net increase in cash of $651,526, consisting principally of $400,000 from the issuance of common stock, $767,311 in proceeds from convertible debentures, and $155,795 in proceeds from loans by officers, offset by an increase of $465,327 in payments on notes payable and $206,253 in payments on installment note payable. Cash flow from financing activities for the six months ended September 30, 2004 produced a net increase in cash of $257,072 which resulted from $280,000 in proceeds from the issuance of common stock, offset by $14,063 in payments on an installment note payable and $8,865 in payments on notes payable.

As of September 30, 2005, the Company had cash and cash equivalents amounting to $180,939, an increase of $56,868 from the balance at March 31, 2005. Our working capital deficit decreased to $4,618,372 at September 30, 2005 from $4,757,796 at June 30, 2005 and $6,435,549 at March 31, 2005.

As of September 30, 2005 the Company had an accumulated operating deficit of $23,017,607 and negative stockholders' equity of $1,444,860.

The Company's principal source of operating capital has been provided by the sale of its stock and securities, and since January 31, 2005, from the revenue from operations of IBC and AppState. In August 2004 the Company initiated a private offering of the common stock. Twenty-two accredited investors purchased 2,178,558 restricted shares for $305,000 and one accredited investor purchased 300,000 restricted shares for $30,000. In December 2004, the Company sold 10% Convertible Debentures to 14 accredited investors for $215,000. These accrue interest at 10% and 2,365,000 shares are convertible at $0.10 in December 2005.

The Company anticipates expenditures for acquisitions in excess of $1,000,000 to expand its operations during the next twelve months, and believes that the current cash flows generated from revenues will not be sufficient to fund this anticipated expansion. The Company will require additional funding to finance its operations through private and public debt or equity offerings. However, there is no assurance that the Company can obtain such financing. Recurring revenues are anticipated from ISP management services but no management service contracts have been executed at this time. There can be no assurance that the Company will secure these contracts. As shown in the accompanying consolidated financial statements the Company has sustained net operating losses for the six months ended September 30, 2005 and the years ended March 31, 2005 and 2004, and has a large accumulated stockholders' deficit. In addition, the Company has sold off its operations in Colorado, Oregon and California, and was operating essentially as a shell company up until January 2005, when it acquired Internet Business Consulting/AppState, LLC. This raises substantial doubt about the Company's ability to continue as a going concern (See Note 7 to the Company's Financial Statements in this Quarterly Report).

On March 31, 2004, the Company entered into a stock exchange agreement with Broadspot World Wide Wireless, Inc. ("BWWW"). The Company exchanged 9,000,000 shares of its common stock for 23,000,000 shares of BWWW common stock, giving the Company 76% ownership of BWWW. A 2:1 split increased the number of Company common shares held by BWWW to 18,000,000. In March of 2005, the Company entered into an agreement with a Nevada investment group providing for the purchase from the Company of the shares of BWWW for an aggregate purchase price of $200,000. Under the terms of that agreement 13,734,669 shares of the Company's common stock held by BWWW have been returned to the Company and cancelled.

In the second quarter, the Company received $400,000 on the exercise of 3,250,000 options with exercise prices ranging from $.075 to $.25.

Risk Factors and Cautionary Statements
--------------------------------------

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

Prior to our acquisitions of IBC and AppState, we were essentially operating as a shell company with no significant operations. Since then, we have incurred substantial losses from operations, and expect to incur net losses for the foreseeable future. If our growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater. We may never achieve profitability. Primarily as a result of these recurring losses, and because we operated essentially as a shell company prior to our acquisition of IBC and AppState, our independent certified public accountants modified their report on our March 31, 2005 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

Our business plan requires us to acquire additional ISPs. We anticipate that the funds spent on these acquisitions will need to increase significantly. Additionally, we may not be able to secure funding in the future necessary to complete these acquisitions.

These conditions give rise to substantial doubt about our ability to continue as a going concern. Our financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing from the sale of our securities, as may be required, and ultimately to attain profitability.

We have relied almost entirely on external financing to fund our operations and acquisitions to date. Such financing has historically come from a combination of borrowings from and sale of common stock to third parties. Over the next twelve months we anticipate that we will need to raise additional capital to fund acquisitions. We anticipate that these additional funds will be in the range of $2,000,000 to $5,000,000, depending on the pace and size of our acquisitions. We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and expansion, successfully promote our brand name, products or services, take advantage of business opportunities or respond to competitive market pressures, any of which could make it more difficult for us to continue operations. Any reduction in our operations may result in a lower stock price.


WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

Our operating plan for the following twelve months is focused on the acquisition of ISPs. It is our estimate that a cash requirement of $2,000,000 to $5,000,000 is required to support this plan for the next twelve months. During the year ended March 31, 2005, we received an aggregate of $335,000 from the issuance of common Stock. During the six months ended September 30, 2005, we received an aggregate of $400,000 from the issuance of common stock. We are actively seeking additional funding. There can be no assurance that the required additional financing will be available on terms favorable to us or at all.

Obtaining capital will be challenging in a difficult environment, due to the downturn in the United States economy and current world instability. We currently have no commitments for any funding, and there can be no assurance that we will be able to obtain additional funding in the future from either debt or equity financings, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all.

If adequate funds are not available or are not available on acceptable terms when required, we may be required to significantly curtail our operations or may not be able to fund expansion, take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution, and such securities may have rights, preferences and privileges senior to those of our common stock.


WE MAY NOT BE SUCCESSFUL IN INTEGRATING THE MANAGEMENT TEAMS OF IBC WIRELESS AND APPSTATE, WHICH COULD ADVERSELY AFFECT THE LEADERSHIP OF OUR COMPANY, DIVERT MANAGEMENT TIME AND ADVERSELY AFFECT THE BUSINESS AND RESULTS OF OPERATIONS.

Failure to successfully integrate the management teams of the two companies could divert management time and resources, which would adversely affect our operations.


WE ARE AN EARLY STAGE COMPANY AND OUR STRATEGY IS UNPROVEN.

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


WE MAY NOT BE ABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL.

Our future success also depends on our ability to identify, attract, hire, retain and motivate well-qualified managerial, technical, sales and marketing personnel. There can be no assurance that these professionals will be available in the market or that we will be able to meet their compensation requirements.


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


WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGES, WHICH COULD RENDER OUR PRODUCTS AND PROCESSES OBSOLETE.

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


WE MAY NOT EFFECTIVELY MANAGE THE GROWTH NECESSARY TO EXECUTE OUR BUSINESS PLAN, WHICH COULD ADVERSELY AFFECT THE QUALITY OF OUR OPERATIONS AND OUR COSTS.

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


OUR BUSINESS DEPENDS ON THE GROWTH AND MAINTENANCE OF THE INTERNET
INFRASTRUCTURE.

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


WE MAY FAIL TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS.

We believe that the establishment of strategic partnerships will greatly benefit the growth of our business, and we intend to seek out and enter into strategic alliances. We may not be able to enter into these strategic partnerships on commercially reasonable terms or at all. Even if we enter into strategic alliances, our partners may not attract significant numbers of customers or otherwise prove advantageous to our business. Our inability to enter into new distribution relationships or strategic alliances could have a material and adverse effect on our business.


SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

To date, we have had a very limited trading volume in our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities.


OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE; OUR COMMON STOCK IS "PENNY STOCK".

The market price of our common stock is likely to be highly volatile as the stock market in general, and the market for technology companies in particular, has been highly volatile. The trading prices of many technology companies' stocks have recently been highly volatile and have recorded lows well below historical highs.

Factors that could cause such volatility in our common stock may include, among other things:

 -  actual  or  anticipated fluctuations in our quarterly operating results;

 -  announcements of  technological  innovations;

 -  changes  in  financial  estimates  by  securities  analysts;

 -  conditions  or  trends  in our industry;  and

 -  changes  in  the  market  valuations  of  other comparable companies.

In addition, our stock is currently traded on the NASD O-T-C Bulletin Board and it is uncertain that we will be able to successfully apply for listing on the AMEX, the NASDAQ National Market, or the Nasdaq SmallCap Market in the foreseeable future due to the trading price of our common stock, our working capital and revenue history. Failure to list our shares on the AMEX, the Nasdaq National Market, or the Nasdaq SmallCap Market will impair the liquidity of our common stock.

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any security that 1) is priced under five dollars,
2) is not traded on a national stock exchange or on NASDAQ, 3) may be listed in the "pink sheets" or the NASD OTC Bulletin Board, 4) is issued by a company that has less than $5 million in net tangible assets and has been in business less than three years, or by a company that has under $2 million in net tangible assets and has been in business for at least three years, or by a company that has revenues of less than $6 million for three years.

Penny stocks can be very risky: penny stocks are low-priced shares of small companies not traded on an exchange or quoted on NASDAQ. Prices often are not available. Investors in penny stocks are often unable to sell stock back to the dealer that sold them the stock. Thus an investor may lose his/her investment. Our common stock is a "penny stock" and thus is subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors, unless the common stock is listed on The Nasdaq SmallCap Market. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may adversely affect the ability of holders of our common stock to resell their shares in the secondary market.


SOME OF THE INFORMATION IN THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS.

Some of the information in this Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

 -  discuss our expectations about our future performance;

 - contain projections of our future operating results or of our future financial condition; or

 -  state other "forward-looking" information.

We believe it is important to communicate our expectations to our shareholders. There may be events in the future, however, that we are not able to predict accurately or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward- looking statements. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Report could have a material and adverse effect on our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline and you could lose all or part of your investment.


ITEM 3. CONTROLS AND PROCEDURES
---------------------------------

We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosure.

As of September 30, 2005, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded that these disclosure controls and procedures are effective.

We have made no changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
--------------------------


On December 1, 2004, a judgment was entered against Internet Ventures, Inc., our predecessor company, in favor of Catherine and Joe Santistevan in the amount of $1,367,500. The Santistevans filed the suit against Internet Ventures, Inc. to enforce obligations under a promissory note issued by Internet Ventures, Inc. in August 2000. After discussions with legal counsel, the Company believed the amount of the judgment would be mitigated in a full hearing on the matter, which the company intended to vigorously pursue. The Company currently has $408,487 recorded in notes and notes interest payable, and a contingent liability in the amount of $934,136 has been established. The judgment was under submission to be set aside by the Judge of the Superior Court of San Joaquin County, Stockton, CA, Case No. CV022344. On July 14, 2005, the Company received notice from the Superior Court of San Joaquin that the motion to set aside the default judgment was denied. That decision is now on appeal.

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

The Company is currently in default on its obligations to make payments to James Hollis for the acquisition of Internet Business Consulting and AppState. The Company anticipates bringing these payments current in the next quarter and Mr. Hollis is not pursuing any action at this time.

On October 19, 2005, a complaint was erroneously served on IVI Communications, Inc., fka Internet Ventures, Inc. by Annette S. Paoletti, as Successor Trustee of the Clare P. and Evelyn B. McEnerney Family Trust, for unspecified damages resulting from the delinquent payment of principal and interest on a note payable from Internet Ventures, Inc. IVI Communications, Inc. will contest this complaint.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------

In the three months ended September 30, 2005, we issued 350,000 shares of our common stock to a consultant as compensation for the performance of services valued at $103,250. The issuance was made in reliance on Section 4(2) of the Securities Act, and was made without general solicitation or advertising. The Recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investments, and represented to us that the shares were being acquired for investment purposes.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

There were no defaults in the payment of any undisputed indebtedness during the period of this report.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
------------------------------------------------------------

No matters were submitted to a vote of security holders during the period of this report.


ITEM 5. OTHER INFORMATION.
---------------------------

On September 8, 2005, IVI Communications, Inc. received approval from the NASD and began trading on the OTCBB (IVCM.OB).

SUBSEQUENT EVENTS

On October 12, 2005 the Company entered into a Letter of Intent with Larry W. Barnes, the sole shareholder of Valley Internet, Inc. ("Valley"). The Letter of Intent sets forth the terms pursuant to which the Company proposes to acquire all of the issued and outstanding shares of Valley's capital stock in exchange for restricted shares of Company common stock with a value of $750,000. A copy of the Letter of Intent is included as Exhibit 10.16 to this Quarterly Report.

Under the terms of the Letter of Intent, completion of the acquisition is conditioned upon (i) the successful negotiation and execution of definitive agreements to carry out the acquisition, (ii) Mr. Barnes entering into an employment agreement with Valley for a term of two years; (iii)Valley providing audited financial statements, or at the Company's election, assisting the Company in preparing audited financial statements, (iv) the Company's satisfaction with its due diligence review of Valley; and (v) the parties obtaining all required government approvals necessary to close the transaction, if any.

The Letter of Intent expires on the date that is six weeks from its date of execution. Prior to that date, Valley is prohibited from negotiating with third parties, or soliciting proposals or offers for the acquisition of a material portion of Valley's assets or any equity interests in Valley. We are currently negotiating a definitive agreement for this acquisition.

On October 12, 2005 the Company also entered into another Letter of Intent (see
Exhibit 10.17 to this Report on Form 10-QSB) with Larry W. Barnes, the sole proprietor of AABC Computer Associates ("AABC"). The Letter of Intent sets forth the terms pursuant to which the Company proposes to acquire all of AABC's assets in exchange for restricted shares of Company common stock with a value of $150,000.

Under the terms of the Letter of Intent, completion of the acquisition is conditioned upon (i) the successful negotiation and execution of definitive agreements to carry out the acquisition, (ii) Mr. Barnes entering into an employment agreement with the Company for a term of two years; (iii) AABC providing audited financial statements, or at the Company's election, assisting the Company in preparing audited financial statements, (iv) the Company's satisfaction with its due diligence review of AABC; and (v) the parties obtaining all required government approvals necessary to close the transaction, if any.

The Letter of Intent expires on the date that is six weeks from its date of execution. Prior to that date, AABC is prohibited from negotiating with third parties, or soliciting proposals or offers for the acquisition of a material portion of AABC's assets. We are currently negotiating a definitive agreement for this acquisition.


ITEM 6. EXHIBITS
------------------------------------------
EXHIBIT


NUMBER
TITLE OF EXHIBIT




10.13
Consulting agreement with James Farinella

10.14
Consulting agreement with 729759 Alberta Ltd.

10.15
Joint Venture Agreement with Telemedium, Inc

10.16
Valley Letter of Intent with Larry W. Barnes

10.17
AABC Letter of Intent with Larry W. Barnes

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



Date:      November 21, 2005                By:     /s/ Nyhl Henson
                                                    ------------------------
                                                    Nyhl Henson
                                                    Chief Executive Officer




Date:      November 21, 2005                By:      /s/ Charles Roodenburg
                                                     ----------------------
                                                     Charles Roodenburg
                                                     Chief Financial Officer