Form 10QSB
period 2005-12-31
IVI COMMUNICATIONS INC
filed 2006-02-21
CIK 1140878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
Mark one

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2005

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to ___________

000 32797

Commission File Number

IVI COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0965560 (I.R.S. Employer Identification No.)

IVI COMMUNICATIONS, INC.
5959 W. Century Boulevard, Suite 573, Los Angeles, California 90045

(Address of principal executive offices) (Zip Code)

(310) 216-7740

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

The number of shares outstanding of the registrant's common stock as of December 31, 2005 was 56,568,974.

IVI COMMUNICATIONS, INC.
FORM 10-QSB

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

(UNAUDITED)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
DECEMBER 31, 2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$34,993
Accounts receivable, net of allowance of $93,996	282,323
Inventory	181,258
Other current assets	3,845

Total current assets	502,419

FIXED ASSETS, net of accumulated depreciation of $22,059	57,231

OTHER ASSET
Security deposits	15,149
Goodwill	3,437,548

TOTAL ASSETS	$4,012,347

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Current portion of installment debt	$5,732
Current portion of notes payable	1,209,630
Obligations under capital lease, current portion	24,343
Accounts payable and accrued expenses	2,579,970
Liability for stock to be issued	390,000
Deferred revenue	5,508
Contingent liability	934,136
Convertible debentures	361,750
Total current liabilities	5,511,069

LONG-TERM LIABILITIES
Installment debt, net of current portion	-
Notes payable, net of current portion	40,000
Obligations under capital lease, net of current portion	49,045
Loan payable - officer	186,064
Total long-term liabilities	275,109

TOTAL LIABILITIES	5,786,178

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 par value; 5,000,000 shares authorized;
0 shares issued and outstanding	-
Common stock, $.001 par value; 100,000,000 shares authorized;
56,568,974 shares issued and outstanding	56,568
Additional paid-in capital	23,140,379
Accumulated deficit	(24,970,778)
Total stockholders' (deficit)	(1,773,831)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$4,012,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 (UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2005	2004	2005	2004

OPERATING REVENUE	$2,075,450	$25,250	$633,350	$750

COST OF OPERATIONS	1,395,810	-	432,639	-

GROSS PROFIT	679,640	25,250	200,711	750

OPERATING EXPENSES
General and administrative	2,822,899	1,225,077	1,736,636	372,982
Selling expenses	322,624	-	309,068	-
Depreciation	17,740	61	3,870	61

Total operating expenses	3,163,263	1,225,138	2,049,574	373,043

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,483,623)	(1,199,888)	(1,848,863)	(372,293)

OTHER INCOME (EXPENSE)
Other income	166,411	-	3	-
Litigation damages and settlement	(934,782)	-	-	-
Interest expense	(221,900)	(172,902)	(93,978)	(55,659)
Total other income (expense)	(990,271)	(172,902)	(93,975)	(55,659)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(3,473,894)	(1,372,790)	(1,942,838)	(427,952)
Provision for income taxes	(10,332)	-	(10,332)	-

NET LOSS APPLICABLE TO COMMON SHARES	$(3,484,226)	$(1,372,790)	$(1,953,170)	$(427,952)

NET LOSS PER BASIC AND DILUTED SHARES
Basic and diluted from continuing operations	$(0.06)	$(0.02)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	62,229,731	60,042,530	60,823,582	64,956,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004 (UNAUDITED)

	2005	2004

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(3,484,226)		$(1,372,790)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for services and compensation	2,143,824		745,859
Depreciation	17,740		61

Changes in assets and liabilities
Decrease in accounts receivable	64,098		-
(Increase) in inventory	(118,958)		-
Decrease decrease in other current assets	(10,757)		-
(Increase) in other assets	(13,859)		(36,500)
Increase in accounts payable and accrued liabilities	908,411		280,050
Total adjustments	2,990,499		989,470

Net cash (used in) operating activities	(493,727)		(383,320)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisistion of fixed assets	(27,450)		(1,840)
Net cash (used in) investing activities	(27,450)		(1,840)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loans	170,844		-
Proceeds from convertible debentures	552,311		215,000
Net payments on installment note payable	(35,948)		(19,842)
Net payments on note payable	(1,023,855)		(30,523)
Proceeds from issuance of common stock	768,747		305,000
Net cash provided by financing activities	432,099		469,635

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(89,078)		84,475

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	124,071		105

CASH AND CASH EQUIVALENTS - END OF PERIOD	$34,993		$84,580

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$2,345		$35,323
Income taxes paid	$7,715		$-
		t
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Common stock issued for services and compensation	$2,143,824		$745,859
Common stock issued for notes payable	$-		$123,612
Common stock issued for accounts payable and accrued expenses	$-		$371,590
Conversions of payables to equity	$-		$1,074,328
Common stock issued for subscription receivable	$-		$2,023,173
Common stock (cancelled) for subscription receivable	$(2,023,173)		$-
Common stock issued for asset acquisition	$2,574,312		$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004 (UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the March 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

The Company was formed in California in September 1995 to acquire traditional local and regional Internet access Service Providers (ISP’s) in the Western States to achieve economies of operation and accelerated growth through centralized management.

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

On July 1, 2004, the Company issued 4,500,000 shares of common stock to consultants as an S-8 stock issuance filed June 29, 2004. On July 1, 2004, the Company amended its Articles of Incorporation and pursuant to a board resolution, increased the authorized level of common stock from 50,000,000 to 100,000,000. In addition, the Company’s board of directors’ authorized a 2:1 stock split on July 2, 2004.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004 (UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2005 and 2004.

The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2005, the Company had no deposits in excess of the insured limit.

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Income Taxes

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 (the Statement), Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising and expenses are included in general and administrative expenses in the condensed consolidated statements of operations for the nine months ended December 31, 2005 and 2004.

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

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts at December 31, 2005 is $93,996.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Reclassifications

Certain amounts for the nine months ended December 31, 2004 have been reclassified to conform to the presentation of the December 31, 2005 amounts. The reclassifications have no effect on net income for the nine months ended December 31, 2004.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31	December 31
	2005	2004

Net (loss)	$(3,484,226)	$(1,372,790)

Weighted-average common shares
Outstanding (Basic)	62,229,731	60,042,530

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	62,229,731	60,042,530

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for December 31, 2005 because inclusion would have been antidilutive. At December 31, 2005 and 2004, there were 527,705 and 527,705 warrants, and 84,000 and 264,000 options available, respectively.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142 “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Management has determined that there has been no impairment of Goodwill as of December 31, 2005.

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and the Company has adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123”.

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

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Stock-Based Compensation (Continued)

The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(e)). Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the first quarter of fiscal year 2006 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions” ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2005 AND 2004 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

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

The installment debt liability at December 31, 2005 is $5,732, all of which is current.

Installment debt also consists of two subsidiary equipment leases, which are reflected in fixed assets. The liability is $73,388 at December 31, 2005, of which $24,343 is current and $49,045 is due through fiscal 2009.

NOTE 4- NOTES PAYABLE

The Company borrowed a total of $1,077,955 from 22 different individuals during 1999 through the present, at interest rates ranging from 7-12%, with no collateral and payment terms of 2 or 3 years. As of December 31, 2005, all amounts unpaid are overdue. As of December 31, 2005 the balance of the note payable was $767,311 and the accrued interest totaled $542,777. These amounts are reflected as current liabilities in the condensed consolidated balance sheet.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2005 AND 2004 (UNAUDITED)

NOTE 4- NOTES PAYABLE (continued)

In accordance with the purchase agreement between the Company and Internet Business Consulting and AppState.net, LLC, the Company entered into two separate note agreements.

The Company agrees to make 12 monthly payments of $8,334 with the first payment due with the signing of the agreement. The Company has made 9 payments in fiscal 2006 and has a remaining balance of $16,668. The Company also entered into an agreement to make 24 payments of $20,000 all due no later than the 1st day of the month following completion of IBC’s and AppState’s audits (April 2005) and then on the 1st day of each subsequent month thereafter until paid in full. IBC and AppState may, at their option up and until all payments have been made, have any or all of this paid as part of an employment contract with James Hollis, the owner of IBC, as compensation. The Company has made 9 payments in fiscal 2006 and has a remaining balance of $280,000 with $40,000 reflected as a long-term liability and $240,000 as current.

NOTE 5- CONVERTIBLE DEBENTURES

The Company sold units of securities for $984,428 to approximately 100 individuals during 1998 and 1999. Each unit consisted of one share of common stock and one debenture with interest at 12%, no collateral, and an original due date of December 2001. The debentures are convertible at any time at $7.50 per share. In late 1999 to early 2000, the Company converted $373,128 in debentures into common stock. In mid-2002, the Company offered conversions at $.40 per share and 32 individuals with a face amount of $274,550 plus accrued interest of $101,254 accepted this conversion to 939,511 shares of common stock.

The Company sold units of securities for $215,000 to 14 individuals/entities in December 2004. The debentures accrue interest at 10% per annum and are due December 31, 2005. The conversion price is $.10 per common share. All 14 debentures were converted December 31, 2005, and $215,000 is shown as “Liability for stock to be Issued” as a current liability. The interest has been recorded each quarter. Additionally, the Company sold a $25,000 debenture to 1 entity in January 2005. This debenture, which was for services rendered, also accrues interest at 10% per annum and is due January 31, 2006. The conversion price is $.10 per common share. This debenture has not been converted as of January31,2006

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2005 AND 2004 (UNAUDITED)

NOTE 6- STOCKHOLDERS’ DEFICIT

Common Stock

As of December 31, 2005, the Company has 100,000,000 shares of common stock authorized, and 56,568,974 issued and outstanding.

The following details the stock transactions for the nine months ended December 31, 2005:

On April 22, 2005 after the contractual obligation had been fulfilled, the Company issued 2,574,312 shares of common stock in connection with the acquisition of assets from James Hollis. The original agreement called for a cash payout of $580,000 with the issuance of two (2) separate financing agreements (See Note 5) and the issuance of said shares on a dollar for dollar basis.

During the nine months ended September 30, 2005, 2,500,000 shares were issued for exercise of options, 350,000 shares were issued for services, 6,130,827 shares were cancelled for shares issued in 2004 when the London Investment Firm did not receive trading approval and all shares were returned, and 308,541 shares were cancelled for services provided in conjunction with the London Investment Firm stock exchange. The shares have been retroactively cancelled to the date of original issuance.

During the nine months ended December 31, 2005, 1,500,000 shares were issued for exercise of options, 3,249,534 shares were issued for services, and 13,705,189 shares were returned and cancelled as part of the sale of the Company’s interest in Broadspot World Wide Wireless.

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized and 0 shares of preferred stock issued and outstanding as of December 31, 2005 and 2004, respectively.

NOTE 7- GOING CONCERN

As shown in the accompanying consolidated financial statements the Company has sustained net operating losses for the nine months ended December 31, 2005 and the years ended March 31, 2005 and 2004, and has sustained large accumulated deficits. In addition, the Company has sold off its operations in Colorado, Oregon and California, and was operating essentially as a shell company up until January 2005, when it acquired Internet Business Consulting/AppState.net, LLC. This raises substantial doubt about the Company’s ability to continue as a going concern.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2005 AND 2004 (UNAUDITED)

NOTE 7- GOING CONCERN (Continued)

Management has restructured the Company and is continuing to search for more profitable internet and communications related service companies to acquire.

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 8- PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At December 31, 2005, net deferred tax assets approximated the following:

Deferred tax assets	$8,490,000
Less: valuation allowance	(8,490,000)

$-0-)

At December 31, 2005, the Company had accumulated deficits approximating $25,000,000 available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9- LITIGATION/ARBITRATION

As of June 30, 2004, the Company was party to one lawsuit that is an appeal of a previous lawsuit the Company had won. This trial was set for April 4, 2004, but was subsequently rescheduled. On January 10, 2005, a confidential settlement was reached in this lawsuit, and all parties have dismissed their complaint.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2005 AND 2004 (UNAUDITED)

NOTE 9- LITIGATION/ARBITRATION (CONTINUED)

The Company is also involved in arbitration with one of their major vendors that had been set for November 15, 2004. The major vendor has claimed the Company owes them in excess of $900,000, and the Company had previously filed a complaint against this vendor for breaches of contract, fraud, misrepresentation, unfair business practices, injunction and accounting. Pursuant to mutual agreement of the parties, their respective disputes and claims are now pending resolution through binding arbitration. On December 1, 2004, the Company reached a confidential settlement and all parties have dismissed their complaint.

The Company had another arbitration hearing set for November 15, 2004 with another vendor over charges the Company was billed for improper termination fees. The Company has not paid these fees due to these allegations. On February 23, 2005, the Company reached a confidential settlement, and all parties have dismissed their claims

The Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. As of December 31, 2005, the Company has recognized the full liability for all amounts that are due.

On December 1, 2004, a judgment was entered against Internet Ventures, Inc., the predecessor Company, in favor of Catherine and Joe Santistevan in the amount of $1,367,500. After discussions with legal counsel, the Company believed the amount of the judgment would be mitigated in a full hearing on the matter, which the company intended to vigorously pursue. The Company currently has $408,487 recorded in notes and notes interest payable. The judgment was under submission to be set aside by the Judge of the Superior Court of San Joaquin County, Stockton, CA. On July 14, 2005, the Company received notice from the Superior Court of San Joaquin that the judgment was upheld. The Company has appealed this decision, and in addition, Company legal counsel is currently in negotiations with plaintiff’s counsel to settle the matter amicably. A contingent liability in the amount of $934,136 has been established.

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2005 AND 2004 (UNAUDITED)

NOTE 9- LITIGATION/ARBITRATION (CONTINUED)

On October 7, 2005, a Complaint for Damages was filed in Superior Court of the State of California, County of San Joaquin, Case No. CV027700, by Annette S. Paoletti as Successor Trustee of the Clare P. Evelyn B. McEnerney Family Trust. No dollar amount was stated. A note payable and accrued interest in the amount of $234,029 is recorded in notes payable and interest on notes payable. Company’s counsel has answered the complaint and is currently in negotiations with plaintiff’s counsel to settle the matter amicably.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

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

OVERVIEW

Internet Ventures, Inc., a wholly owned subsidiary of IVI Communications, Inc. was incorporated in September 1995. Its mission was to acquire and operate ISPs in small rural markets and to rollout a hybrid broadband product that would be delivered to the customer in partnership with local cable companies.

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

On January 31, 2005, we completed the purchase of Internet Business Consulting, Inc. ("IBC") and AppState.Net, LLC ("AppState") from James R. Hollis by acquiring 100% of the stock of IBC and AppState. In consideration for the IBC and AppState stock, we issued an aggregate of 2,674,312 shares of common stock and agreed to pay an aggregate of $580,000 over two years. IBC is a leading provider of turnkey wireless networks that has the expertise required to engineer, install, and support wireless applications and solutions. AppState is an Internet Service Provider ("ISP") founded in July 1999. The combined audited gross revenues in 2004 for IBC and AppState equaled $2,574,312.

In February 2005, we launched its nationally branded fixed wireless broadband service, Lickity-SplitSM, at AppState.

We expect operating losses and negative operating cash flows to continue for at least the next twelve months, because of expected additional costs and expenses related to brand development, marketing and other promotional activities, strategic relationship development and potential acquisitions of related complementary businesses.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2005 Compared With Three Months Ended December 31, 2004.

Revenue for the quarter ended December 31, 2005 was $633,350 compared to $750 for the quarter ended December 31, 2004. This increase was due primarily to revenues of $590,250 from the operations of IBC and AppState which were acquired in the fourth quarter of the year ended March 31, 2005.

IBC's revenue for the quarter ended December 31, 2005 consisted of equipment sales of $499,342, consulting services of $23,500, and other miscellaneous services of $7,390. AppState posted revenue for internet services of $60,018 for the quarter ended December 31, 2005. We also received revenue of $43,100 as management and consulting fees Cost of operations for the quarter ended December 31, 2005 were $432,639 compared to $0 for the quarter ended December 31, 2004. This increase was due to the operations of IBC and AppState which were acquired in the fourth quarter of the year ended March 31, 2005. Cost of operations includes the cost of wireless equipment and services sold by IBC and the cost of wireless equipment and internet data services for AppState.

General and administrative expenses for the quarter ended December 31, 2005 were $1,736,636 compared to $372,982 for the quarter ended December 31, 2004. The largest components of expense for the quarter ended December 31, 2005 consisted of employee compensation of $202,488, legal fees of $43,288, and consulting expenses of $1,420,199, of which $1,392,950 was paid in stock. These consultants were engaged to assist us to obtain new business, provide introductions to suitable merger and acquisition candidates, and facilitate introductions to various Investment Bankers, Broker Dealer Organizations, Exchanges’ and Registered Associations’ market participants, Brokerage Firms, Financial institutions, and Money Managers.

Selling expenses for the quarter ended December 31, 2005 were $309,068, compared to selling expenses of $0 for the quarter ended December 31, 2004. The 2005 selling expenses consisted of public relations expenses of $318,668, offset by a reclassification of advertising and marketing expenses for IBC.

Depreciation expense was $3,870 for the quarter ended December 31, 2005, compared to depreciation expense of $61 for the quarter ended December 31, 2004. This increase was due to depreciation of equipment at AppState.

We incurred interest expenses of $93,978 in the quarter ended December 31, 2005, compared to $55,659 for the quarter ended December 31, 2004. This increase was due to interest on additional notes payable and debentures.

Due to the above factors, our net loss for the quarter ended December 31, 2005 increased to $1,953,170 from a net loss of $427,952 for the quarter ended December 31, 2004. Basic and diluted loss per share for the quarter ended December 31, 2005 was $0.03, compared to a loss of $0.01 for the quarter ended December 31, 2004.

Nine Months Ended December 31, 2005 Compared With Nine Months Ended December 31, 2004.

Revenue for the nine months ended December 31, 2005 was $2,075,450, compared to $25,250 for the nine months ended December 31, 2004. Revenue of $1,863,500 was a result of the operations of IBC and AppState which were acquired in the fourth quarter of the year ended March 31, 2005.

IBC posted revenue for equipment sales of $1,603,875, consulting services of $50,640, and other miscellaneous services of $46,769 for the nine months ended December 31, 2005. AppState posted revenue for internet services of $160,378 and other miscellaneous services of $1,838 during the same period. We received revenue of $32,250 for consulting fees, and management fees of $179,700 for services provided to Broadspot World Wide Wireless, Inc. ($112,450 were booked in arrears for 2004, and $67,250 for the current fiscal year).

Cost of operations for the nine months ended December 31, 2005 were $1,395,810, compared to $0 for the nine months ended December 31, 2004. This increase was due to the operations of IBC and AppState which were acquired in the fourth quarter of the year ended March 31, 2005. Cost of operations includes the cost of wireless equipment and services sold by IBC and the cost of wireless equipment and internet data services for AppState.

General and administrative expenses for the nine months ended December 31, 2005 were $2,822,899, compared to $1,225,077 for the nine months ended December 31, 2004. The largest components of expense for the nine months ended December 31, 2005 were employee compensation of $605,966, legal fees of $83,010, and consulting expenses of $1,801,848, of which $1,730,450 was paid in stock and stock options. These consultants were engaged to assist us to obtain new business, provide introductions to suitable merger and acquisition candidates, and facilitate introductions to various Investment Bankers, Broker Dealer Organizations, Exchanges’ and Registered Associations’ market participants, Brokerage Firms, Financial institutions, and Money Managers.

Selling expenses for the nine months ended December 31, 2005 were $322,624 compared to selling expenses of $0 for the nine months ended December 31, 2004. This increase was due to IBC and AppState advertising, marketing, and public relations expenses of $318,667.

Depreciation expense for the nine months ended December 31, 2005 was $17,740, compared to depreciation expense of $61 for the nine months ended December 31, 2004. This increase was due to depreciation of equipment at AppState.

We received other income of $166,411 in the nine months ended December 31, 2005, compared to $0 for the nine months ended December 31, 2004. This increase was due to the payment of $80,000 for our interest in Broadspot World Wide Wireless, and, after management’s evaluation, an $86,304 reduction in the allowance for bad debt set up for IBC in the fiscal year ended March 31, 2005.

We incurred expense of $934,136 for litigation damages and settlement costs in the nine months ended December 31, 2005, compared to $0 for the nine months ended December 31, 2004. This increase was due to a contingent liability set up for a default judgment (see Part II, Item I, Legal Proceedings).

We incurred interest expense of $221,900 in the nine months ended December 31, 2005, compared to $172,902 for the nine months ended December 31, 2004. This increase was due to interest on additional notes payable and debentures.

Due to the above factors, we had a net loss for the nine months ended December 31, 2005 of $3,484,226, compared to a net loss of $1,372,790 for the nine months ended December 31, 2004.

Basic and diluted loss per share for the nine months ended December 31, 2005 was $0.06, compared to a loss of $0.02 for the nine months ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended December 31, 2005, we continued to spend cash to fund our operations. Cash used by operating activities for the nine months ended December 31, 2005 equaled $ 493,727, and consisted principally of a net loss of $3,484,226 and a decrease in inventory of $118,958, offset primarily by $2,143,824 provided by stock issued for services and compensation, an increase of $64,098 in accounts receivable, and an increase in accounts payable and accrued liabilities of $908,411. For the comparable period in 2004, cash used by operating activities equaled $383,320 and consisted of a net loss of $1,372,790 and an increase in other current assets of $36,500, offset primarily by $745,859 in stock issued for services and an increase in accounts payable and accrued liabilities of $280,050.

We used net cash of $27,450 in investing activities for the nine months ended December 31, 2005, due to the purchase of fixed assets at AppState. For the comparable period in 2004, net cash of $1,840 was used for the purchase of fixed assets.

Cash flow from financing activities for the nine months ended December 31, 2005 produced a net increase in cash of $ 432,099 consisting principally of $ 768,747 from the issuance of common stock, $552,311 in proceeds from convertible debentures, and $170,844 in proceeds from loans by officers, offset by an increase of $1,023,855 in payments on notes payable and $35,948 in payments on installment note payable. Cash flow from financing activities for the nine months ended December 31, 2004 produced a net increase in cash of $469,635 which resulted from $305,000 in proceeds from the issuance of common stock, $215,000 in proceeds from convertible debentures, offset by $19,842 in payments on an installment note payable and $30,523 in payments on notes payable.

As of December 31, 2005, we had cash and cash equivalents amounting to $ 34,993, a decrease of $ 89,078 from the balance at March 31, 2005. Our working capital deficit increased to $ 5,008,650 at December 31, 2005 from $4,618,372 at September 30, 2005 and from $4,757,796 at June 30, 2005, and decreased from $6,435,549 at March 31, 2005.

As of December 31, we had an accumulated operating deficit of $24,970,778 and negative stockholders' equity of $1,773,831.

Our principal source of operating capital has been provided by the sale of its stock and securities, and since January 31, 2005, from the revenue from operations of IBC and AppState. In August 2004, we initiated a private offering of common stock. Twenty-two accredited investors purchased an aggregate of 2,178,558 restricted shares for $305,000 and one accredited investor purchased 300,000 restricted shares for $30,000. In December 2004, we sold 10% Convertible Debentures to 14 accredited investors for aggregate proceeds of $215,000. The Convertible Debentures accrue interest at 10% and are convertible into an aggregate of 2,365,000 shares of common stock, at a conversion price of $0.10 per share, in December 2005. All of these debentures were converted in December 2005, although the stock was not issued until January 2006.

We anticipate incurring expenditures for acquisitions in excess of $1,000,000 to expand our operations during the next twelve months, and believe that the current cash flows generated from revenues will not be sufficient to fund this anticipated expansion. We will require additional funding to finance our operations through private and public debt or equity offerings. However, there is no assurance that we can obtain such financing. We also anticipate receiving recurring revenues from ISP management services but no management service contracts have been executed at this time. There can be no assurance that we will secure these contracts. As shown in the accompanying consolidated financial statements, we have sustained net operating losses for the nine months ended December 31, 2005 and the years ended March 31, 2005 and 2004, and have a large accumulated stockholders' deficit. In addition, we sold our operations in Colorado, Oregon and California, and were operating as a shell company up until January 2005, when we acquired IBC and AppState. This raises substantial doubt about the our ability to continue as a going

On March 31, 2004, we entered into a stock exchange agreement with Broadspot World Wide Wireless, Inc. ("BWWW"). We exchanged 9,000,000 shares of our common stock for 23,000,000 shares of BWWW common stock, resulting in 76% ownership of BWWW. A 2:1 split increased the number of IVI common shares held by BWWW to 18,000,000. In March of 2005, we entered into an agreement with a Nevada investment group providing for the purchase of the shares of BWWW for an aggregate purchase price of $200,000. Under the terms of that agreement, 13,734,669 shares of IVI common stock held by BWWW have been returned to the Company and cancelled.

In the second quarter of fiscal 2005, we received $400,000 on the exercise of 3,250,000 options with exercise prices ranging from $.075 to $.25 per share.

In the third quarter of fiscal 2005, we received $375,000 on the exercise of 1,250,000 options with exercise prices ranging from $.25 to $.35 per share. We also received $112,500 in a short term loan.

Risk Factors and Cautionary Statements

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

Prior to the acquisitions of IBC and AppState, we operated as a shell company with no significant operations. Since then, we have incurred substantial losses from operations, and expect to incur net losses for the foreseeable future. We incurred a net loss of $3,484,226 for the nine months ended December 31, 2005. If our growth is slower than anticipated or operating expenses exceed expectations, losses will be significantly greater. We may never achieve profitability. Primarily as a result of these recurring losses, and because we operated as a shell company prior to the acquisition of IBC and AppState, our independent certified public accountants modified their report on the March 31, 2005 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

Our business plan requires the acquisition of additional ISPs. We anticipate that the funds spent on these acquisitions will need to increase significantly. Additionally, we may not be able to secure funding in the future necessary to complete these acquisitions.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

Our operating plan for the following twelve months is focused on the acquisition of ISPs. It is our estimate that a cash requirement of $2,000,000 to $5,000,000 is required to support this plan for the next twelve months. During the year ended March 31, 2005, we received an aggregate of $335,000 from the issuance of common stock. During the nine months ended December 31, 2005, we received an aggregate of $600,000 from the issuance of common stock. We are actively seeking additional funding. There can be no assurance that the required additional financing will be available on terms favorable to us or at all.

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

The wireless communications industry has experienced consolidation of participants, and this trend may continue. If wireless carriers consolidate with companies that utilize technologies that are similar to or compete with our wireless technology, our proportionate share of the emerging market for wireless technologies may be reduced or eliminated. This reduction or elimination of our market share could reduce our ability to obtain profitable operations and could even cause us to reduce or cease operations. We believe that our ability to compete successfully in the Internet services market depends on a number of factors, including market presence; the adequacy our member and technical support services; the capacity, reliability and security of our network infrastructure; the ease of access to and navigation of the Internet provided by our services; our pricing policies, our competitors and suppliers; the timing of introductions of new services; our ability to support existing and emerging industry standards; and industry and general economic trends. There can be no assurance that we will have the financial resources, technical expertise or marketing and support capabilities to compete successfully.

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

OUR BUSINESS REVENUE GENERATION MODEL IS UNPROVEN AND COULD FAIL.

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

OUR BUSINESS DEPENDS ON THE GROWTH AND MAINTENANCE OF THE INTERNET INFRASTRUCTURE.

Our success will depend on the continued growth and maintenance of the internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable internet services. Internet infrastructure may be unable to support the demands placed on it if the number of internet users continues to increase, or if existing or future internet users access the internet more often or increase their bandwidthB requirements. In addition, viruses, worms and similar programs may harm the performance of the internet. The internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of internet usage as well as our ability to provide our solutions. Additionally, for many of our customers we rely upon ILECs to assist in provisioning T-1 and dial-up lines. In the event that these ILECs are unable or unwilling to provide service, our ability to service existing customers or add new customers could be impaired.

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

Based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, our Chief Executive Officer and Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 1, 2004, a judgment was entered against Internet Ventures, Inc., our predecessor company, in favor of Catherine and Joe Santistevan in the amount of $1,367,500 (Case No. CV022344). The Santistevans filed the suit against Internet Ventures, Inc. to enforce obligations under a promissory note issued by Internet Ventures, Inc. in August 2000. After discussions with legal counsel, we believed the amount of the judgment would be mitigated in a full hearing on the matter, which we intended to vigorously pursue. We currently have $459,755 recorded in notes and notes interest payable, and a contingent liability in the amount of $934,136 has been established. On July 14, 2005, we received notice from the Superior Court of San Joaquin County, Stockton, California that the motion to set aside the default judgment was denied. That decision was appealed. In addition, our legal counsel is currently in negotiations with plaintiff’s counsel to settle the matter amicably.

We have seven default judgments against us for a total amount of $163,367. Five of these judgments have settlements in place with total aggregate balances of $85,778. The amounts are recorded in accounts payable. We are currently not performing under the terms of the settlements.

On October 19, 2005, a complaint was erroneously served on IVI Communications, Inc., fka Internet Ventures, Inc. by Annette S. Paoletti, as Successor Trustee of the Clare P. and Evelyn B. McEnerney Family Trust, for unspecified damages resulting from the delinquent payment of principal and interest on a note payable from Internet Ventures, Inc. IVI Communications, Inc. has contested this complaint. A note payable and accrued interest in the amount of $234,029 is recorded in notes payable and interest on notes payable. Our counsel has answered the complaint and in addition is currently in negotiations with plaintiff’s counsel to settle the matter amicably.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ended December 31, 2005, we issued 1,500,000 shares of our common stock to a consultant as compensation for the performance of services valued at $779,250. The issuance was made in reliance on Section 4(2) of the Securities Act, and was made without general solicitation or advertising. The Recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investments, and represented to us that the shares were being acquired for investment purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults in the payment of any undisputed indebtedness during the period of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

No matters were submitted to a vote of security holders during the period of this report.

ITEM 5. OTHER INFORMATION.

On September 8, 2005, IVI Communications, Inc. received approval from the NASD and began trading on the OTCBB (IVCM.OB).

ITEM 6. EXHIBITS

EXHIBITNUMBER	TITLE OF EXHIBIT

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer of the Registrant

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer of the Registrant

32.1	Section 906 Certification by Chief Executive Officer

32.2	Section 906 Certification by Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 21, 2006	By:	/s/ Nyhl Henson
Nyhl Henson Chief Executive Officer

Date: February 21, 2006	By:	/s/ Charles Roodenburg
Charles Roodenburg Chief Financial Officer