Form 10KSB
period 2006-03-31
IVI COMMUNICATIONS INC
filed 2006-06-02
CIK 1140878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2006
                                                        --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 000-32797

                            IVI Communications, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                               33-0965560
           ------                                               ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

5959 W Century Blvd Suite 573, Los Angeles, CA                    90045
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                  310-216-7740
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 [ ]  Yes  [X]  No

State issuer's revenues for its most recent fiscal year. $2,681,373.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 31, 2006, approximately $5,786,045.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

As of March 31, 2006, there were 77,985,587 shares of the issuer's $.001 par value common stock issued and 62,985,587 shares outstanding, and 15,000,000 shares held in escrow as collateral; and 4,000,000 shares of the issuer's $.001 par value preferred stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                         [ ]  Yes          [X]  No

                                TABLE OF CONTENTS


PART 1

Item 1   Description of Business                                              1
Item 2   Description of Property                                              7
Item 3   Legal Proceedings                                                    8
Item 4   Submission of Matters to a Vote of Security Holders                  8

PART 2

Item 5   Market for Common Equity and Related Stockholder Matters             9
Item 6   Management's Discussion and Analysis or Plan of Operation           10
Item 7   Financial Statements                                               F-1
Item 8   Changed in and Disagreements With Accountants on Accounting
                  And Financial Disclosure                                   27
Item 8A  Internal Control over Financial Reporting                           27

PART 3

Item 9   Directors, Executive Officers, Promoters and Control Persons        27
Item 10  Executive Compensation                                              30
Item 11  Security Ownership of Certain Beneficial Owners and Management      31
Item 12  Certain Relationships and Related Transactions                      31
Item 13  Exhibits                                                            32
Item 14  Principal Accountant Fees and Services                              33
Signatures                                                                   33
Certifications                                                               34

PART 1

ITEM 1            DESCRIPTION OF BUSINESS

CORPORATE HISTORY

Internet Ventures, Inc., our wholly owned subsidiary, was incorporated in September 1995. Its mission was to acquire and operate ISPs in Tier 3 markets and to rollout a hybrid broadband product that was delivered to the customer in partnership with local cable companies. Effective May 23, 2002, Internet Ventures, Inc. agreed to recapitalize with Turer Corporation by becoming a wholly owned subsidiary of Turer. To accommodate this recapitalization, the 12,350,000 shares then outstanding of Internet Ventures, Inc. were exchanged for 12,350,000 shares of Turer. In August 2002, Turer changed its name to IVI Communications, Inc. Because original Turer shareholders retained only five percent of the combined entity, the purchase was accounted for as a reverse merger. Turer was formed as a Nevada corporation on May 8, 2001.

On March 31, 2004, we acquired 23,000,000 shares of Broadspot Worldwide Wireless, Inc., a Canadian publicly trading corporation (pink sheet symbol
BWWW), for 9,000,000 shares of our common stock. In March of 2005, the Company entered into an agreement with a Nevada investment group providing for the purchase from the Company of the shares of BWWW for an aggregate purchase price of $200,000. Under the terms of that agreement 13,734,669 shares of the Company's common stock held by BWWW have been returned to the Company and cancelled.

On January 31, 2005, we completed the purchase of Internet Business Consulting, Inc. and AppState.Net, LLC from James R. Hollis by acquiring 100% of the stock of IBC and AppState.net. We paid one times annual revenue in a dollar-for-dollar stock exchange with our stock valued at $1.00 per share, plus $580,000 cash to be paid over two years. This acquisition launched our business plan.

Our business plan is to:

      o     Acquire Positive Cash Flow ISP's for Recurring Revenue
      o     Preserve the Brand and Maintain Local Presence
      o     Consolidate to Achieve Economy of Scale
      o     Deploy Nationally Branded Fixed Wireless Broadband
      o     Migrate Dialup Customers to Broadband to Increase Revenue
      o     Deliver VoIP and Rich Media Content

Our objective is to be an ex-urban provider of highly focused broadband services for businesses, schools, libraries and residential consumers. Our products include high-speed broadband access that is comparable to DSL and cable-based broadband products and offerings that scale from 128 kbps (residential opportunities) to 155 Mbps (OC3 equivalent) for customers with very large bandwidth needs. In addition to providing high-speed access, we will offer a complete suite of telecom products by serving as a full service Internet Service Provider (ISP), and providing toll grade (where applicable) voice over Internet protocol ("VoIP"), local and long distance services, and other aggregated value added services that management believes will improve our competitive position.

OUR STRATEGY

We are focused principally on acquiring dial-up ISP's and aggregating them into regional clusters primarily in tier III and tier IV markets. In addition to this "roll-up" strategy, we intend to develop a fixed wireless infrastructure that will be deployed in each independent market or "cluster". Management believes this will allow us to migrate our existing dial-up customer base to a broadband fixed wireless alternative that could increase the average revenue per unit ("ARPU"). The fundamental structure of this strategy is to "up-sell" or upgrade to a captive audience. We believe that this strategy will greatly impact our ability to garner immediate market share while improving our financial condition.

We intend to exploit what we believe is a competitive void in tier III & IV cities nationwide left by the collapse of many Competitive Local Exchange Companies ("CLECs") and the limited competition inherent with ex-urban and smaller markets. We believe that these markets hold valuable demographic pockets that are currently ignored by Incumbent Local Exchange Companies ("ILECs"). In addition, management believes that the combination of the lack of CLECs, limited DSL/cable competitors and poor service offered by the incumbent local exchange carriers suggest great opportunity for a new entrant that can offer a better product at a more competitive price.

We will seek to take full advantage of local brand loyalty by maintaining the local brand, the store-front, and sales staff.

We intend to market expanded and enhanced services to attract new customers:

      o     A fixed wireless broadband service will be launched;
      o     The local ISP will have national dialup coverage;
      o     Customer support hours will be expanded to 24/7;
      o     Web accelerator/dial broadband service will be introduced;
      o     VOIP (Voice over IP) services will be offered;
      o     Enhanced filtering (Spam and Web).

We intend to generate economies of scale by consolidating the ISPs various operational functions:

      o Centralize all administration (accounting, billing, collections, A/R and A/P);
      o     Outsource customer support (technical support);
      o     Outsource network operations.

We believe that we will be able to leverage the combined dialup volume of the acquired ISPs to lower COGS by as much as 50%.

FORCES OF CONVERGENCE

Management believes that the opportunity afforded to us is a result of the convergence of many forces simultaneously. Convergence means that voice, data, and video share the same format for transmission and ultimately share the same delivery mechanism for receipt. With convergence, management believes that each service provider must ultimately differentiate on performance rather than relying on branding, geographical boundaries or regulatory policies for success.

With the transformation to an IP world, co-ax, twisted pair copper and wireless all become access methods for delivery of a wide variety of services. However, unlike co-ax and copper, wireless is portable and affords a number of other advantages.

We believe that our plan to utilize license exempt spectrum creates greater coverage potential and increases the size of the potential addressable market while only limiting expansion to what makes our management believes makes good financial and business sense. While the nature of wireless technology allows for the deployment of capital efficiently, it also allows us to only provide areas covering customers who we believe have the ability to pay. We believe that this selective method of customer acquisition combined with e-billing methods and credit card subscriptions, will allow us to limit bad debt, minimize traditional telecom back office expenses, while maximizing cash flow.

THE ISP UPON ACQUISITION
A small ISP is comprised of the following four basic components:
      o     Network services;
      o     Technical Support;
      o     Sales; and
      o     Administration

In many cases the small operation will not have separate departments staffed to specialize in each of the above. In fact, many small ISPs might group the first three components into one and task the founder and a few assistants with responsibility for all three, simultaneously. Network services involve the acquisition, by purchase or lease, and operation of the equipment necessary to operate a PoP (Point-of-Presence). This includes the purchasing, under contract of the various telecommunication services required to connect customers to the Internet.

Technical support is, after telecommunications costs, the second most expensive component of the operating ISP. In the small markets the ISP generally offers 12 hours of technical support per business day and one-half day on Saturday. E-mail support is a great way to extend those hours of customer service without "paying" for them.

Sales is typically an "inbound" rather than "outbound" effort. When the customer comes through the door, whichever tech (technical support employee) is not on the phone starts new accounts and accepts payments for established accounts.

Administration includes the following:
      o     Billing and banking;
      o     Collections;
      o     A/P and A/R;
      o     Accounting;

ACQUISITION COST
We anticipate an acquisition cost of $155 per subscriber. We have established a cash budget $15,500,000 for ISP acquisition.

ASSIMILATION OF THE ISP
The assimilation of purchased ISP operations involves four basic organizational changes:
      o     Centralization of administrative services;
      o     Outsourced customer support;
      o     Outsourced network services; and
      o     Purchase of bandwidth from an aggregation ISP.

With consolidation, administrative services such as accounting, billing, accounts receivable and payable, and collections can be centralized to reduce administrative cost.

Outsourced customer support (technical support) delivers significant support cost reduction and increased customer service coverage to 24/7 (24 hours/7 days per week).

Outsourced network services deliver a number of significant advantages:
      o Eliminates capital investment in equipment and the attendant obsolescence;
      o     The network operates in a secure environment;
      o Redundant data storage, power, air conditioning, and Internet connections increase reliability;
      o     Fire suppression is state-of-the-art;
      o     Individual ISP upstream expense is nearly eliminated.

We believe that multiple ISPs merged into one purchasing entity can reduce COGS by up to 50% and provide the added benefit of national dialup coverage for small local brand ISPs.

When fully implemented, management believes these organizational changes can deliver 100% increases in EBITDA. However, the success of this plan does not depend solely on functional reorganization. Customer brand loyalty and satisfaction are key elements to long-term success. We will retain the local brand, the local storefront, and, as much as possible, the former owner/manager. Our plan is that the "acquired" customers will not be required to change their e-mail address or dialup setting in their computers. We believe this is of paramount significance since:
      o Changed e-mail addresses require bulk notification of friends and family and, in many cases, may force small business owners to invest in new business cards, marketing materials, etc.; and
      o Changed access settings are often viewed by the customer as technical "breakage" that is a significant inconvenience.

We also intend to provide expanded and upgraded services to include:
      o     Nationwide dialup;
      o V.92 (quick-connect, Modem on Hold, 48k upstream, improved downstream compression);
      o     24/7 Customer Support (just like AOL, MSN, and Earthlink);
      o     Web acceleration (Accelerated web site delivery using compression);
      o     Enhanced filtering (Reduced Spam and improved Web site blocking);
      o VOIP (Voice over IP - long distance telephony for cents/hour vs cents/minute).

Management believes that small ISPs face many financial challenges. And consequently marketing, which becomes discretionary, often suffers. We intend to allocate up to 12% of our revenues to market a full range of ISP services.

FIXED WIRELESS STRATEGY
We believe that fixed wireless broadband is the most plausible alternative for hard-to-reach areas. We intend to deploy, market, and maintain a nationally branded fixed wireless broadband solution with newly acquired ISPs.

Progress has been made toward that goal. AppState.Net. located in Boone, North Carolina has been utilized by IVI as a test market and proof of concept for its fixed wireless broadband Internet access deployment plan. AppState's Motorola Canopy network covers approximately 60% of Boone's student housing. AppState's customer base is 80% broadband and 20% dialup. This fact is a significant indicator of demand for broadband Internet access in rural communities and demonstrates the potential for deployment of fixed wireless networks by existing Internet service providers who typically provide broadband Internet access to only 20% of their customer base.

Internet Business Consulting, Inc. (IBC) was selected as the exclusive wireless systems integrator by the City of Roper, NC to design, procure, and install a fixed wireless network to serve the township's citizens and surrounding areas.

IBC and AppState.Net, LLC. were selected by Fastransit Communications, Inc. as the exclusive wireless systems integrator to redesign, recertify, procure, install, and manage their fixed wireless network service, Peak Connect, for the citizens West Jefferson and surrounding areas in Ashe County, North Carolina.

Internet Business Consulting launched a feature rich VoIP (Internet Telephony) service. We believe that VoIP telephony services will as essential as email in the Internet Service provider's service offering.

Fixed wireless systems use microwave frequencies allocated by the Federal Communications Commission ("FCC") to transmit signals over the air from a transmission tower to a microwave receiver installed at the subscriber's home or business. Because microwave signals are transmitted over the air, wireless Internet technology does not require the large networks of fiber optics, cables or copper wire that are required by local telephone or cable television companies. Thus, wireless technology has been developed as a reliable, yet relatively low cost, medium to provide services to subscribers in single family homes, multiple dwelling units and commercial properties.

Management believes that as more compelling content becomes available, the demand for and profitability of broadband services will increase dramatically. ISPs having a track record of success in broadband will not only retain customers by converting dialup to broadband but will gain new customers migrating from other dialup providers.

We intend to deploy, market, and maintain a nationally branded fixed wireless broadband solution with newly acquired ISPs.

We have wireless experience dating back to 1996 in both licensed (2.5 GHz) and license exempt (900 MHz, 2.4 and 5.8 GHz) frequencies. We have entered initial discussions with Motorola (Canopy) and Alvarion (formerly BreezeCom) for the supply of fixed wireless equipment. There can be no assurance that these discussions will lead to an agreement between the parties. If we are not able to enter into agreements with Motorola and/or Alvarion, we will be forced to find an alternative supply of fixed wireless equipment.

OPERATIONAL SYNERGIES
Management believes that deploying a fixed wireless broadband product via the acquired ISPs offers a unique opportunity to re-purpose local assets during the assimilation process. As dialup customers are transitioned to the outsourced network, management believes that new wireless customers will be accessing the Internet on existing upstream circuits.


TECHNOLOGY ADVANCES
Other benefits to the forces of convergence impact the technology selection and strategy to utilize such technology. We propose to utilize equipment that will be compatible with the Institute of Electrical and Electronics Engineers ("IEEE") standard known as 802.16 - Worldwide Interoperability for Microwave Access - (often termed "WiMAX"). Standards-based equipment ensures that infrastructure costs will decrease similarly to the history of the cost efficiencies realized from the mass adoption of wireless products such as GSM or IEEE standard 802.11 a/b/g "WI-FI" based equipment. The promise of retail mass-market end user products reduces the expected cost of providing service over time while preserving the technical capabilities of the offering. WiMAX has wide support from companies such as Siemens, Alcatel, Motorola, Alvarion and Intel and is envisioned to be the fourth generation ("4G") evolution of wireless technology that offers broadband and voice, while maintaining portable features. The standards process is important in that it removes the reliance upon proprietary standards and their vendors and reduces the technology risks for the venture. The WiMAX standard addresses the security concerns of earlier WI-FI while allowing for multiple bands of frequencies to share the standard. With adoption of WiMAX, the possibility of software definable radios provides a path for rural subscribers to "roam" with broadband closer to reality.

Our business model follows what management believes to be a typical telecom investment cycle. Capital-intensive infrastructure investments early in the project support increasing subscriber growth and generate very strong revenue streams. Incremental capital for network capacity is largely supported by positive cash flow from these revenues. Significant footprint expansion follows similar investment cycles although infrastructure is increasingly funded by retained earnings and efficiencies gained in staffing, back-office systems, and core networks.

COMPETITION
In the past year, competitive conditions in the wireless industry have increased dramatically. Currently, our existing and potential competitors in the wireless arena consist of a broad range of companies engaged in the communications and entertainment businesses, including franchise cable operators, digital satellite program providers, competitive local exchange carriers ("CLECs") and regional bell operating companies ("RBOCs"). To date, we have sought to differentiate ourselves from our competitors through lower prices, streamlined pricing plans, service guarantees, high-quality customer service, system performance, and local community involvement and support. As the number of companies entering the industry increases, the impact of these differentiating factors begins to decrease. Many of the current digital satellite providers and cable companies are offering services similar to our services, but at comparable or lower monthly rates. Many of our existing or potential competitors have substantially greater name recognition and financial, technical and human resources than us and may be better equipped to develop and operate systems providing subscription television service. Our principal existing competitors are described below.

MARKETS
We intend to operate under a decentralized management structure in order to maximize our local presence in each market. To enhance our operating efficiency and maintain quality customer service, we intend to consolidate or "cluster" operations of systems by geographical areas. Most of our operational systems or system clusters will be managed by a regional manager. Each operating system will be staffed with customer service and sales representatives and service technicians. We intend to offer most of our non-executive employees incentive compensation programs that are tied to service quality levels and sales goals. Pricing and programming decisions will be made at the local level, subject to review by our executive management.

EQUIPMENT AND FACILITIES
Our wireless systems will utilize a diverse array of subscriber equipment based on many topographical considerations. We are not dependent upon any one supplier for its equipment. We depend upon access provided by telephone companies where there is considerable Governmental regulation.

There has been no research and development.

The Company is not aware of any governmental regulations or approvals that would affect our business at the present time, nor any environmental laws that would affect the Company.

As of March 31, 2006 there are 3 corporate employees.

ITEM 2            DESCRIPTION OF PROPERTY

Corporate headquarters are located at 5959 W. Century Blvd., Suite 579, Los Angeles, CA, 90045. The Company occupies approximately 318 square feet of office space on a six-month renewable lease at $750 per month.

The accounting and administrative offices are located at 555 H Street, Suite H, Eureka, CA. The Company has 1,104 square feet on a month-to-month lease at $1,195 per month.

Operating facilities for subsidiaries IBC in Matthews, NC, AppState.net in Boone, NC, and Futura in Cabot, AR, are leased.

ITEM 3            LEGAL PROCEEDINGS

The Company has two lawsuits outstanding.

On December 1, 2004, a judgment was entered against Internet Ventures, Inc., the predecessor Company, in favor of Catherine and Joe Santistevan in the amount of $1,367,500. After discussions with legal counsel, the Company believes the amount of the judgment would be mitigated in a full hearing on the matter, which the company intends to vigorously pursue. The Company currently has $473,548 recorded in notes and interest payable and $934,782 as a contingent liability. The judgment is currently under appeal in the Superior Court of California, County of San Joaquin, Stockton Branch, No. CV022344. The Company's counsel is in negotiations with the plaintiff's counsel to try and reach an amicable settlement.

On October 19, 2005, a complaint was erroneously served on IVI Communications, Inc., fka Internet Ventures, Inc. by Annette S. Paoletti, as Successor Trustee of the Clare P. and Evelyn B. McEnerney Family Trust, for unspecified damages resulting from the delinquent payment of principal and interest on a note payable from Internet Ventures, Inc. IVI Communications, Inc. has contested this complaint, No. CV027700 in the Superior Court of California, County of San Joaquin. A note payable and accrued interest in the amount of $241,051 is recorded in notes and interest payable. The Company's counsel has answered the complaint and in addition is currently in negotiations with plaintiff's counsel to settle the matter amicably.

In addition, The Company has seven default judgments against it for a total amount of $163,367.

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

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART 2


ITEM 5            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been quoted on the Pink Sheets under the symbol IVCM.PK and moved to the OTC Bulletin Board under the symbol "IVCM.OB" on September 8, 2005. The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board. Particularly since our common stock is traded infrequently, such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market.

Year Ended March 31, 2006                          High             Low
-------------------------------------------------- ---------------- ------------
First Quarter ended June 30, 2005                  $0.14            $0.05
Second Quarter ended September 30, 2005            $0.55            $0.05
Third Quarter ended December 31, 2005              $0.603           $0.22
Fourth Quarter ended March 31, 2006                $0.24            $0.105

Year ended March 31, 2005                          High             Low
-------------------------------------------------- ---------------- ------------
First Quarter ended June 30, 2004                  $0.10            $0.10
Second Quarter ended September 30, 2004            $0.43            $0.095
Third Quarter ended December 31, 2004              $0.40            $0.13
Fourth Quarter ended March 31, 2005                $0.18            $0.10

Stockholders

As of March 31, 2006, we believe there were approximately 684 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Recent Issuances of Securities without registering under the Securities Act.

         In the fiscal year ending March 31, 2006, we issued the following:

         (a) In the three months ended June 30, 2005 we issued 2,574,312 shares of common stock to James Hollis in accordance with the Internet Business Consulting and AppState.Net, LLC acquisition agreement.

         (b) In the three months ended September 30, 2005, we issued 350,000 shares of our common stock to a consultant as compensation for the performance of services valued at $103,250 and 2,250,000 shares of our common stock to management as compensation.

         (c) In the three months ended December 31, 2005, we issued 3,200,000 shares of our common stock to consultants as compensation for the performance of services valued at $1,392,250.

         (d) An aggregate of 5,691,967 shares of common stock were issued in the quarter ended March 31, 2006 for conversions of debentures (2,865,000), the acquisition of Futura Internet (2,813,300), and in settlement of a debt (13,667).

         (e) On March 13, 2006, we issued 2,400,000 shares Series A Preferred Stock to Nyhl Henson at a price of $0.05, 900,000 shares Series A Preferred Stock to Charles Roodenburg at a price of $0.05, and 700,000 shares Series A Preferred Stock to Robin Tjon at a price of $0.05, in consideration for bona fide services rendered.

         (f) On March 21, 2006 the Company issued 15,000,000 shares of its common stock in its own name in accordance with a Pledge and Escrow Agreement to secure the full and prompt payment when due of all of the Company's obligations to Cornell Capital Partners L.P.

         All of the foregoing were issued pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"), and/or
Section 4(2) of the Act.


ITEM 6            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

OVERVIEW

We are an ISP Management Company. We intend to acquire, consolidate and operate locally branded ISPs offering state of the art dialup and nationally branded wireless Internet access to residential and business customers. Management believes that local ISPs are hampered in their ability to provide the highest quality services and achieve profitability because they lack buying power. Through consolidation, economies of scale are achieved and profit can be maximized. We intend to deploy, market, and maintain a nationally branded fixed wireless broadband solution with newly acquired ISPs in tier 3 markets.

We currently operate three subsidiaries:

      o     Internet Business Consulting, Inc. ("IBC")
      IBC is a provider of turnkey wireless networks that have the expertise required to engineer, install, and support wireless applications and solutions.

      o     AppState.Net, LLC
      AppState.Net is an Internet Service Provider founded in July 1999 in the Appalachian State University town of Boone, NC.

      o     Futura, Inc.
      Futura, Inc. is an Internet Service Provider founded in 1995 in Cabot, Arkansas


RECENT ACQUISITION

On February 6, 2006 we entered into a Purchase Agreement to acquire 100% of the outstanding stock of Futura, Inc. from Francis and Lois Allen, the shareholders of Futura, Inc. In consideration for the Futura stock, we paid to the Allens $150,000 in cash (to be paid over a 10-month period) and $550,000 in shares of the Company's restricted common stock (an aggregate of 2,813,299 shares calculated as of the close of the transaction). Futura is an Internet Service Provider that provides dialup and DSL broadband Internet access, and associated services such as Email spam and virus filtering, VoIP telephony, "Kid Safe" surfing (Parental Control), and web accelerator services, to communities surrounding Little Rock Arkansas including Cabot, Carlisle, Clarendon, DeValls Bluff, DeWitt, England, Hazen, Jacksonville, and Stuttgart.

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


Liquidity and Capital Resources
-------------------------------

As of March 31, 2006 the Company has an accumulated operating deficit of $25,644,651 and negative stockholders' equity of $1,074,393.

The Company's principal source of operating capital has been provided by the sale of its stock and securities, corporate consulting services, and operations of its wholly owned subsidiaries.

$775,000 was received between August and December 2005 from the exercise of 4,500,000 options for common stock at prices ranging from $.075 to $.35.

The Company sold a security for $5,000 to one entity in January 2006. This debenture, which was for services rendered, accrues interest at 9% per annum and is due January 1, 2007 with a conversion price of $.05 per common share. This debenture has been converted to 100,000 shares of common stock.

The Company sold a security for $20,000 to one entity in March 2006. This debenture, which was for services rendered, accrues interest at 9% per annum and is due April 1, 2007 with a conversion price of $.05 per common share. This debenture has been converted to 400,000 shares of common stock.

The Company sold a security for $257,000 to one entity in March 2006. This debenture, which was for services rendered, accrues interest at 9% per annum and is due May 15, 2006. In the event the Company receives funding in the amount of at least Six Hundred Thousand Dollars ($600,000), Forty Five Thousand Dollars ($45,000) shall immediately become due and payable to the holder. The conversion price is $.05 per common share.

On March 27, 2006, the Company entered into a securities purchase agreement with Cornell Capital Partners L.P. providing for the sale by the Company to Cornell of our 12% secured convertible debentures in the aggregate principal amount of $600,000 of which $200,000 was advanced immediately. The second installment of $200,000 was advanced on April 18, 2006 upon the filing of the SB2 Registration Statement. The last installment of $200,000 will be advanced two (2) business days after the date the registration statement is declared effective.

The Convertible Debentures mature on the third anniversary of the date of issuance and the Company is not required to make any payments until the maturity date. Holders of the Debentures may convert at any time amounts outstanding under the debentures into shares of our common stock at a conversion price per share equal to the lower of (i) $0.20 or (ii) ninety percent (90%) of the lowest closing Bid Price of the Common Stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP. Cornell has agreed not to short any of the shares of Common Stock. The Company has the right to redeem a portion or all amounts outstanding under the debenture prior to the maturity date at a 20% redemption premium provided that the closing bid price of our common stock is less than $0.20.

A holder of the Convertible Debenture may not convert or receive shares as payment of interest to the extent such conversion or receipt of such interest payment would result in the holder, together with any affiliate of the holder, beneficially owning in excess of 4.9% of the then issued and outstanding shares of Common Stock, including shares issuable upon conversion of, and payment of interest.

The Company also issued to Cornell five-year warrants to purchase 2,000,000 and 1,500,000 shares of Common Stock at prices of $0.30, and $0.40, respectively. If at the time of exercise of the Warrants, the shares of Common Stock underlying the Warrant are not subject to an effective registration statement under the Securities Act of 1933, as amended (the "Act") or if an event of default under the Convertible Debentures has occurred, which is not cured in any applicable cure period, the holder of the Warrant, in lieu of making payment of the Exercise Price in cash, may elect a cashless exercise in accordance with the formula set forth in the Warrant. If, subject to the exceptions set forth in the warrants, during the time that the Warrants are outstanding, the Company issues or sells, or is deemed to have issued or sold, any shares of Common Stock for a consideration per share less than a price equal to the then exercise price, then the exercise price will be reduced to an amount equal to such consideration per share. Upon each such adjustment, the number of shares of Common Stock issuable upon exercise of the Warrants will be adjusted to the number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares issuable upon exercise of the warrants immediately prior to such adjustment and dividing the product by the exercise price resulting from such adjustment. Similar adjustments will be made upon any issuance or sale by us of options to purchase Common Stock or convertible securities.

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with Cornell providing for the registration of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants. The Company is obligated to use its best efforts to cause the registration statement to be declared effective no later than July 25, 2006 and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold. In the event of a default of the Company's obligations under the registration rights agreement, including its agreement to file the registration statement no later than May 11, 2006, or if the registration statement is not declared effective by July 25, 2006, the Company is required to pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of its common stock equal to 2% of the liquidated value of the Debentures.

The Company's obligations under the purchase agreement are secured by substantially all of its assets and the assets of its subsidiaries. As further security for its obligations thereunder, Nyhl Henson, Chief Executive Officer, and Charles Roodenburg, Chief Operating Officer, have granted a security interest in an aggregate of 925,000 shares of their common stock and 3,300,000 shares of their Series A Preferred Stock. The Company also granted a security interest in 15,000,000 shares of its stock, issued from treasury.

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


Results of Operations- Twelve Months Ended March 31, 2006 and 2005
------------------------------------------------------------------

Revenue for the year ending March 31, 2006 was $2,681,373 compared to $775,594 for the year ending March 31, 2005. The revenue for the year ending March 31, 2005 was one quarter of revenue for the newly acquired subsidiaries of IBC and AppState.net. The revenue for the year ending March 31, 2006 included $235,050 in corporate consulting and management services; $2,120,609 in equipment sales and consulting services for IBC Wireless; $238,992 in internet services for AppState.net; and $86,722 for internet services for Futura, newly acquired in February 2006.

Cost of operations for the year ending March 31, 2006 was $1,798,869 compared to $576,436 for the year ending March 31, 2005. The increase in cost of operations is due to a full year of operations for IBC/AppState.net in the year ending March 31, 2006 compared to a quarter of operations for the year ending March 31, 2005.

General and administrative expenses for the year ending March 31, 2006 were $3,396,181 compared to $1,546,799 for the year ending March 31, 2005. The largest components of general and administrative for the year ending March 31, 2006, were compensation of $1,004,852, $200,000 of which was paid in preferred stock, and consulting services of $1,842,348, of which $1,807,292 was paid in common stock. The consultants were engaged to assist the Company to obtain new business, provide introductions to suitable merger and acquisition candidates, and facilitate introductions to various Investment Bankers, Broker Dealer Organizations, Exchanges' and Registered Associations' market participants, Brokerage Firms, Financial institutions, and Money Managers.

Selling expenses for year ending March 31, 2006 were $324,777 compared to $0 for the year ending March 31, 2005. $318,668 of selling expenses in the year ending March 31, 2006 was public relations expense and $6,109 was selling expense. There were no public relations or selling expenses in the year ending March 31, 2005.

Depreciation expense for the year ending March 31, 2006 was $21,624 compared to $4,320 for the year ending March 31, 2005. Depreciation for the year ending March 31, 2006 is for equipment in the subsidiaries.

Interest expense for the year ending March 31, 2006 was $530,348 compared to $236,432 for the year ending march 31, 2005. The increase in interest was due to an increase in the balances due on notes payable, debentures, and equipment leases at the subsidiaries, and beneficial interest expense in the conversion of debentures.

The Company had a net loss for the year ending March 31, 2006 of $4,158,104 compared to a loss of $1,588,393 for the year ending March 31, 2005. The loss per share was ($0.07) and ($0.03)in the fiscal years ended March 31,2006 and 2005 respectively. The Company expects the trend of losses to continue through the next fiscal year.


Critical Accounting Policies
----------------------------

Revenue Recognition

The Company recognizes revenues in accordance to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."


New Accounting Pronouncements
-----------------------------

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2007. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(e)). Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the first quarter of fiscal year 2007 and thereafter.

In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS
151), "Inventory Costs - an amendment of ARB No. 43, Chapter 4". FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FAS 151 is effective for the Company in 2006. FAS 151 did not have a material impact on its results or financial statements.

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non- monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 provides clarification regarding the meaning of the term "conditional asset retirement obligation" as used in FAS 143, "Accounting for Asset Retirement Obligations." FIN 47 is effective for the year ended December 31, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS 154, "Accounting for Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3." FAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principal. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. FAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005. The Company plans to adopt FAS 154 beginning January 1, 2006. Because SAS 154 is directly dependent upon future events, the Company cannot determine what effect, if any, the expected adoption of FAS 154 will have on its financial condition, results of operations or cash flows.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 155, Accounting for Certain Hybrid Financial Instruments. FAS No. 155 replaces FAS No. 133 Accounting for Derivative Instruments and Hedging Activities, and FAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This statement will be effective for all financial instruments acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006. The Company is currently analyzing whether this new standard will have impact on its financial position and results of operations.



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

WE HAVE A HISTORY OF LOSSES, EXPECT CONTINUING LOSSES AND MAY NEVER ACHIEVE PROFITABILITY

For the years ended March 31, 2006 and 2005, we generated revenues of $2,681,373 and $775,594, respectively and incurred consolidated net losses of $4,158,104 and $1,588,393, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.

There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our services will achieve market acceptance. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us. These matters raise substantial doubt about our ability to continue as a going concern.

OUR AUDITORS HAVE INCLUDED A GOING CONCERN MODIFICATION IN THEIR OPINION

Our auditors have modified their opinion to our financial statements because of concerns about our ability to continue as a going concern. These concerns arise from the fact that we have sustained operating losses for the years ending March 31, 2006 and 2005 and have sustained large capital deficits and had sold off of our operations in Colorado, Oregon and California and were operating as a shell company until our acquisition of Internet Business Consulting and AppState.net LLC in January 2005. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities, and upon additional established an ongoing source of revenues sufficient to cover our operating costs and that we must raise additional capital in order to continue to operate our business. If we are unable to continue as a going concern, you could lose your entire investment in us.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS OR AT ALL

In March 2006, we received $200,000 in debt financing from Cornell Capital Partners LP. Pursuant to a securities purchase agreement, it has committed to advance an additional $200,000 at the time of filing of the registration statement of which this prospectus forms a part and $200,000 at the time of effectiveness of the registration statement. In the future, we may be required to raise additional funds, particularly if we exhaust the funds advanced under that agreement, are unable to generate positive cash flow as a result of our operations and are required to repay the convertible debentures as a result of Cornell Capital's failure to convert the debentures into common stock. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail implementation of our business plan. Any additional equity financing may involve substantial dilution to our then existing shareholders.

WE MAY NOT BE SUCCESSFUL IN INTEGRATING THE MANAGEMENT TEAMS OF IBC WIRELESS, APPSTATE.NET AND FUTURA, INC., WHICH COULD ADVERSELY AFFECT THE LEADERSHIP OF OUR COMPANY, DIVERT MANAGEMENT TIME AND ADVERSELY AFFECT THE BUSINESS AND RESULTS OF OPERATIONS.

Failure to successfully integrate the management teams of the three companies could divert management time and resources, which would adversely affect our operations. Our future success also depends on our ability to identify, attract, hire, retain and motivate other well-qualified managerial, technical, sales and marketing personnel. There can be no assurance that these professionals will be available in the market or that we will be able to meet their compensation requirements.

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

The wireless communications industry has experienced consolidation of participants, and this trend may continue. If wireless carriers consolidate with companies that utilize technologies that are similar to or compete with our wireless technology, our proportionate share of the emerging market for wireless technologies may be reduced or eliminated. This reduction or elimination of our market share could reduce our ability to obtain profitable operations and could cause us to reduce or cease operations. We believe that our ability to compete successfully in the Internet services market depends on a number of factors, including market presence; the adequacy of our member and technical support services; the capacity, reliability and security of our network infrastructure; the ease of access to and navigation of the Internet provided by our services; our pricing policies, our competitors and our suppliers; the timing of introductions of new services by us and our competitors; our ability to support existing and emerging industry standards; and industry and general economic trends. There can be no assurance that we will have the financial resources, technical expertise or marketing and support capabilities to compete successfully.

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

WE MAY NOT BE ABLE TO PREVENT THIRD PARTIES FROM ACQUIRING DOMAIN NAMES THAT INFRINGE OR OTHERWISE DECREASE THE VALUE OF OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS

We own several Internet domain names, including, among others, www.ivn.net, www.ibconsulting.com, www.appstate.net, www.futura.net, www.lickity-split.net, and www.lickitysplit.tv. The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains or modify the requirements for holding domain names, any or all of which may dilute the strength of our name. We may not acquire or maintain our domain name or additional common names in all of the countries in which our marketplace may be accessed, or for any or all of the top-level domains that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

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

IF WE LOSE KEY EMPLOYEES OR ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER

Our success is highly dependent on our ability to attract and retain qualified personnel. We are highly dependent on our management, including Nyhl Henson, our Chief Executive Officer and Charles Roodenburg, our Chief Financial Officer who have been critical to the development of our technologies and business. The loss of the services of Messrs. Henson and Roodenburg could have a material adverse effect on our operations. We do not have an employment agreement with either of Messrs. Henson and Roodenburg. Accordingly, there can be no assurance that they will remain associated with us. The efforts of Messrs. Henson and Roodenburg will be critical to us as we continue to develop our business. If we were to lose either of Messrs. Henson and Roodenburg, or any other key employees, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

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

RISKS RELATING TO OUR CONVERTIBLE DEBENTURES:

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE NOTES AND WARRANTS THAT ARE BEING REGISTERED IN THIS PROSPECTUS AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of May 30, 2006, we had 77,985,587 shares of common stock issued and 62,985,587 Outstanding and 15,000,000 held in escrow as collateral. In connection with the financing arrangements that we entered into in March 2006, we also have outstanding secured convertible debentures that may be converted into an estimated 8,571,429 shares of common stock at current market prices, and outstanding warrants to purchase 3,500,000 shares of common stock.

On May 26, 2006, the closing bid price of our common stock was $0.07. The debentures issued in March are convertible at the lower of (i) $0.20 or (ii) ninety percent (90%) of the lowest closing Bid Price of the Common Stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP. Cornell has agreed not to short any of the shares of Common Stock. Therefore, the number of shares of common stock issuable upon conversion of the secured convertible debentures may increase if the market price of our stock declines. Upon effectiveness of the registration statement of which this prospectus forms a part, all of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The variable price feature of our convertible debentures could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders. The number of shares we will be required to issue upon conversion of the debentures will increase if the market price of our stock decreases. This will cause dilution to our existing stockholders.

The following is an example of the amount of shares of our common stock issuable upon conversion of the entire $600,000 in convertible debentures, based on market prices assumed to be 25%, 50% and 75% below the closing price on May 26, 2006 of $.07:

------------------- --------------------- ----------------------- ----------------------- ----------------
% BELOW MARKET      PRICE PER SHARE       WITH 10% DISCOUNT       NUMBER OF SHARES        PERCENTAGE
------------------- --------------------- ----------------------- ----------------------- ----------------
25%                 $0.053                $0.047                  12,698,413              16.8%
------------------- --------------------- ----------------------- ----------------------- ----------------
50%                 $0.035                $0.032                  19,047,619              23.2%
------------------- --------------------- ----------------------- ----------------------- ----------------
75%                 $0.018                $0.016                  38,095,238              37.7%
------------------- --------------------- ----------------------- ----------------------- ----------------

* Based upon 77,985,587 shares of common stock issued as of May 26, 2006.

THE LOWER THE STOCK PRICE, THE GREATER THE NUMBER OF SHARES ISSUABLE UNDER THE CONVERTIBLE DEBENTURES

The number of shares issuable upon conversion of the debentures is determined by the market price of our common stock prevailing at the time of each conversion. The lower the market price, the greater the number of shares issuable under the debentures. Upon issuance of the shares, to the extent that holders of those shares will attempt to sell the shares into the market, these sales may further reduce the market price of our common stock. This in turn will increase the number of shares issuable under the debentures. This may lead to an escalation of lower market prices and an increasing number of shares to be issued. A larger number of shares issuable at a discount to a continuously declining stock price will expose our shareholders to greater dilution and a reduction of the value of their investment.

THE ISSUANCE OF OUR STOCK UPON CONVERSION OF THE DEBENTURES COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FUTURE DECLINE OF OUR STOCK PRICE AND MATERIALLY DILUTE EXISTING STOCKHOLDERS' EQUITY AND VOTING RIGHTS.

The debentures have the potential to cause significant downward pressure on the price of our common stock. This is particularly the case if the shares being placed into the market exceed the market's ability to absorb the increased number of shares of stock. Such an event could place further downward pressure on the price of our common stock, which presents an opportunity to short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for the stock, our stock price will decline. If this occurs, the number of shares of our common stock that is issuable upon conversion of the debentures will increase, which will materially dilute existing stockholders' equity and voting rights.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING SECURED CONVERTIBLE DEBENTURES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE SECURED CONVERTIBLE DEBENTURES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

In March 2006, we entered into a Securities Purchase Agreements for the sale of an aggregate of $600,000 principal amount of secured convertible debentures of which to date $400,000 has been funded. Pursuant to a securities purchase agreement, the investor has committed to advance an additional $200,000 at the time of effectiveness of the registration statement. These debentures are due and payable, with interest, three years from their respective dates of issuance, unless sooner converted into shares of our common stock. Any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, or our failure to timely file a registration statement or have such registration statement declared effective, could require the early repayment of the convertible debentures. We anticipate that the full amount of the convertible debentures will be converted into shares of our common stock, in accordance with the terms of these debentures. If we were required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

THE LARGE NUMBER OF SHARES ISSUABLE UPON CONVERSION OF THE SECURED CONVERTIBLE DEBENTURES MAY RESULT IN A CHANGE OF CONTROL

As there is no limit on the number of shares that may be issued upon conversion of the convertible debentures, these issuances may result in Cornell controlling us. It may be able to exert substantial influence over all matters submitted to a vote of the shareholders, including the election and removal of directors, amendments to our articles of incorporation and by-laws, and the approval of a merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership could inhibit the management of our business and affairs and have the effect of delaying, deferring or preventing a change in control or impeding a merger, consolidation, takeover or other business combination which our shareholder, may view favorably.

THE FOLLOWING RISKS RELATE PRINCIPALLY TO OUR COMMON STOCK AND ITS MARKET VALUE:

THERE IS A LIMITED MARKET FOR OUR COMMON STOCK

Our common stock is quoted on the OTC Bulletin Board under the symbol "IVCM.OB." There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

OUR STOCK PRICE MAY BE VOLATILE

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

      o technological innovations or new products and services by us or our competitors;
      o     additions or departures of key personnel;
      o     sales of our common stock;
      o our ability to integrate operations, technology, products and services;
      o     our ability to execute our business plan;
      o     operating results below expectations;
      o     loss of any strategic relationship;
      o     industry developments;
      o     economic and other external factors; and
      o     period-to-period fluctuations in our financial results.

Because we have a limited operating history with limited revenues to date, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

OUR COMMON STOCK IS DEEMED PENNY STOCK WITH A LIMITED TRADING MARKET

Our common stock is currently listed for trading on the OTC Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

                           FORWARD-LOOKING STATEMENTS

We and our representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this prospectus and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to uncertainties associated with the following:

(a) volatility or decline of our stock price;

(b) potential fluctuation in quarterly results;

(c) our failure to earn revenues or profits;

(d) inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;

(e) inadequate capital to continue business;

(f) changes in demand for our products and services;

(g) rapid and significant changes in markets;

(h) litigation with or legal claims and allegations by outside parties;

(i) insufficient revenues to cover operating costs.

ITEM 7            FINANCIAL STATEMENTS



                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2006 AND 2005



                                                                     PAGE(S)
                                                                     -------

Report of Independent Registered Public Accounting Firm                F-1

Consolidated Balance Sheets as of March 31, 2006 and 2005              F-2

Consolidated Statements of Operations for the Years
   Ended March 31, 2006 and 2005                                       F-3

Consolidated Statement of Changes in Stockholders'
   (Deficit) for the Years Ended March 31, 2006 and 2005               F-4

Consolidated Statements of Cash Flow for the Years Ended
   March 31, 2006 and 2005                                          F-5 - F-7
Notes to Consolidated Financial Statements                          F-8 - F-30

                        BAGELL, JOSEPHS & COMPANY, L.L.C.
                          Certified Public Accountants
                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbsboro, New Jersey 08026
                        (856) 346-2828 Fax (856) 346-2882

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Board of Directors
IVI Communications, Inc. and Subsidiaries
Los Angeles, California

We have audited the accompanying consolidated balance sheets of IVI Communications, Inc. and Subsidiaries as of March 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IVI Communications, Inc. and Subsidiaries as of March 31, 2006 and 2005 and the results of its operations, changes in stockholders' (deficit) and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the years ended March 31, 2006 and 2005 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management's operating and financing plans in regard to these matters are also discussed in
Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BAGELL, JOSEPHS, LEVINE& COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
May 25, 2006

                MEMBER OF: AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                           NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANT

                               IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                        MARCH 31, 2006 AND 2005

                                                ASSETS

                                                                              2006            2005
                                                                          ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                                             $    233,544    $    124,071
    Accounts receivable, net                                                   322,806         346,421
    Inventory                                                                  145,395          62,300
    Other current assets                                                        18,624           4,507
                                                                          ------------    ------------

              TOTAL CURRENT ASSET                                              720,369         537,299

Equipment, net of $25,944 and $4,320 in accumulated depreciation                91,319          47,520

OTHER ASSETS
   Goodwill, net of impairment                                               4,112,482       3,437,548
   Other                                                                         6,513               -
                                                                          ------------    ------------


TOTAL ASSETS                                                              $  4,930,683    $  4,022,367
                                                                          ============    ============

                               LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
    Current portion of installment debt                                   $      1,116    $     18,989
    Current portion of notes payable                                           767,311       1,100,523
    Accounts payable and accrued liabilities                                 2,671,533       2,686,713
    Current portion of obligations under capital lease                          32,348          15,561
    Acquisition contracts                                                      295,000               -
    Contingent liability                                                       934,782               -
    Deferred revenue                                                            15,292               -
    Liability for stock to be issued                                                 -       2,574,312
    Derivative liability                                                       216,312               -
    Convertible debentures, net of discount of $200,000 and $0                 619,250         576,750
                                                                          ------------    ------------
              TOTAL CURRENT LIABILITIES                                      5,552,944       6,972,848
                                                                          ------------    ------------

LONG-TERM LIABILITIES
    Installment debt, net of current portion                                         -           1,116
    Acquisition contracts, net of current portion                                    -         220,000
    Obligations under capital lease, net of current portion                     33,339          30,755
    Loan payable officer                                                       418,793          25,349
                                                                          ------------    ------------
              TOTAL LONG-TERM LIABILITIES                                      452,132         277,220
                                                                          ------------    ------------

TOTAL LIABILITIES                                                            6,005,076       7,250,068
                                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
    Preferred stock, $.001 par value; 5,000,000 shares authorized;
       4,000,000 and 0 shares issued and outstanding                             4,000               -
    Common stock, $.001 par value; 100,000,000 and 50,000,000 shares
       authorized, 77,985,587 and 66,539,685 issued and                         77,986          66,539
       62,985,587 and 66,539,685 outstanding, 15,000,000 share held in escrow as collateral
    Additional paid-in capital                                              27,334,017      20,215,480
    Additional paid-in capital - warrants                                      154,255               -
    Subscription receivable                                                          -      (2,023,173)
    Shares issued and held as collateral                                    (3,000,000)              -
    Accumulated deficit                                                    (25,644,651)    (21,486,547)
                                                                          ------------    ------------
              TOTAL STOCKHOLDERS' (DEFICIT)                                 (1,074,393)     (3,227,701)
                                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                             $  4,930,683    $  4,022,367
                                                                          ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                                                  F-2

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2006 AND 2005


                                                    2006            2005
                                                ------------    ------------

OPERATING REVENUE                               $  2,681,373    $    775,594

COST OF OPERATIONS                                 1,798,869         576,436
                                                ------------    ------------

GROSS PROFIT                                         882,504         199,158
                                                ------------    ------------

OPERATING EXPENSES
   Selling                                           324,777               -
   General and administrative                      3,396,181       1,546,799
   Depreciation                                       21,624           4,320
                                                ------------    ------------

              TOTAL OPERATING EXPENSES             3,742,582       1,551,119
                                                ------------    ------------

OPERATING (LOSS)                                  (2,860,078)     (1,351,961)
                                                ------------    ------------

OTHER INCOME (EXPENSES)
    Other income                                     167,104               -
    Litigation damages                              (934,782)              -
    Interest expense                                (530,348)       (236,432)
                                                ------------    ------------
              TOTAL OTHER (EXPENSE)               (1,298,026)       (236,432)
                                                ------------    ------------

LOSS BEFORE INCOME TAXES                          (4,158,104)     (1,588,393)
    Provision for income taxes                             -               -
                                                ------------    ------------

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS        (4,158,104)     (1,588,393)
                                                ============    ============

BASIC AND DILUTED (LOSS) PER SHARE
    Basic and diluted                           $      (0.07)   $      (0.03)
                                                ============    ============

AVERAGE WEIGHTED NUMBER OF COMMON
 SHARES OUTSTANDING                               62,256,813      58,988,111
                                                ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                        IVI COMMUNICATIONS, INC. AND SUBSIDIAIRES
                              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                                       FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

                                                                                                             ADDITIONAL
                                                                                             ADDITIONAL       PAID-IN
                                    PREFERRED STOCK                COMMON STOCK               PAID-IN         CAPITAL -
                                 SHARES         AMOUNT         SHARES          AMOUNT         CAPITAL         WARRANTS
                              ------------   ------------   ------------    ------------    ------------    ------------
Balance, March 31, 2004                  -              -     45,420,514    $     45,420    $ 14,467,608               -

Issuance of shares for
   services, compensation
   and legal settlements                 -              -     11,648,786          11,649         691,230               -

Issuance of shares for cash              -              -      8,609,385           8,609       2,349,564               -

Issuance of shares for
   acquisition                           -              -        100,000             100          99,900               -

Issuance of shares in
   conversion of notes
   payable                               -              -        362,703             363         123,249               -

Issuance of shares in
   conversion of accounts
   payable and accrued
   interest                              -              -        398,297             398         135,072               -

Settlement of vendor
   payables                              -              -              -               -       1,089,637               -

Settlement of arbitration/
   litigation claims                     -              -              -               -       1,259,220               -

Net loss for the year                    -              -              -               -               -               -
                              ------------   ------------   ------------    ------------    ------------    ------------

Balance, March 31, 2005                  -   $          -     66,539,685    $     66,539    $ 20,215,480    $          -

Issuance of shares for
   compensation                  4,000,000          4,000              -               -         196,000               -

Issuance of shares for
   services                              -              -      3,824,660           3,825       1,569,519               -

Issuance of shares for
   acquisition of
   subsidiary                            -              -      5,387,612           5,388       3,118,925               -

Issuance of shares issued
   for conversion of
   debentures                            -              -      2,865,000           2,865         563,785               -

Issuance of shares for
   conversion of
   outstanding payables                  -              -         40,667              41           7,809               -

Options exercised                        -              -      4,500,000           4,500         770,500               -

Shares cancelled for
   failed acquisition                    -              -    (13,734,669)        (13,735)         13,735               -

Issuance costs associated
   with equity financing                 -              -              -               -         (90,000)              -

Warrants issued with
   equity financing
   (Debt discount)                                      -              -               -               -         154,255

Cancellation of shares
   in investment                         -              -     (6,437,368)         (6,437)     (2,016,736)              -

Shares issued as
   collateral                            -              -     15,000,000          15,000       2,985,000

Net loss for the year                    -              -              -               -               -               -
                              ------------   ------------   ------------    ------------    ------------    ------------

Balance, March 31, 2006          4,000,000   $      4,000     77,985,587    $     77,986    $ 27,334,017    $    154,255
                              ============   ============   ============    ============    ============    ============

                                                                                          (TABLE CONTINUED ON NEXT PAGE)


                                                          F-4-A

                         IVI COMMUNICATIONS, INC. AND SUBSIDIAIRES
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                        FOR THE YEARS ENDED MARCH 31, 2006 AND 2005


(CONTINUED FROM PREVIOUS PAGE)

                                             SHARES ISSUED
                              SUBSCRIPTION    AND HELD AS      ACCUMULATED
                               RECEIVABLE      COLLATERAL       DEFICITS          TOTAL
                              ------------    ------------    ------------    ------------
Balance, March 31, 2004                  -               -    $(19,898,154)     (5,385,126)

Issuance of shares for
   services, compensation
   and legal settlements                 -               -               -         702,879

Issuance of shares for cash     (2,023,173)              -               -         335,000

Issuance of shares for
   acquisition                           -               -               -         100,000

Issuance of shares in
   conversion of notes
   payable                               -               -               -         123,612

Issuance of shares in
   conversion of accounts
   payable and accrued
   interest                              -               -               -         135,470

Settlement of vendor
   payables                              -               -               -       1,089,637

Settlement of arbitration/
   litigation claims                     -               -               -       1,259,220

Net loss for the year                    -               -      (1,588,393)     (1,588,393)
                              ------------    ------------    ------------    ------------

Balance, March 31, 2005       $ (2,023,173)   $          -    $(21,486,547)   $ (3,227,701)

Issuance of shares for
   compensation                          -               -               -         200,000

Issuance of shares for
   services                              -               -               -       1,573,344

Issuance of shares for
   acquisition of
   subsidiary                            -               -               -       3,124,313

Issuance of shares issued
   for conversion of
   debentures                            -               -               -         566,650

Issuance of shares for
   conversion of
   outstanding payables                  -               -               -           7,850

Options exercised                        -               -               -         775,000

Shares cancelled for
   failed acquisition                    -               -               -               -

Issuance costs associated
   with equity financing                 -               -               -         (90,000)

Warrants issued with
   equity financing
   (Debt discount)                       -               -               -         154,255

Cancellation of shares
   in investment                 2,023,173               -               -               -

Shares issued as
   collateral                                   (3,000,000)                              -

Net loss for the year                    -               -      (4,158,104)     (4,158,104)
                              ------------    ------------    ------------    ------------

Balance, March 31, 2006       $          -    $ (3,000,000)   $(25,644,651)   $ (1,074,393)
                              ============    ============    ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.

                                           F-4-B

                             IVI COMMUNICATIONS, INC. AND SUBSIDIARIES 123
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

                                                                              2006            2005
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                               $ (4,158,104)   $ (1,588,393)
                                                                          ------------    ------------
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
      (USED IN) OPERATING ACTIVITIES:
     Depreciation                                                               21,624           4,320
  STOCK ISSUED FOR-
     Compensation                                                              200,000               -
     Services                                                                1,573,344         702,879
     Accounts and interest payable                                               7,850         135,470
     Convertible debenture issued for services                                       -          25,000
     Cash received in acquisition                                               26,352               -
  CHANGES IN ASSETS AND LIABILITIES
     (Increase) decrease in accounts receivable                                 44,011        (150,894)
     (Increase) in inventory                                                   (83,095)        (62,300)
     (Increase) decrease in other current assets                               (19,310)         (3,081)
     Increase (decrease) in accounts payable and accrued liabilities           (46,832)        626,480
     Increase in contingent liabilty                                           934,782               -
     Increase in deferred revenue                                               15,292               -
     Increase in acquisition contracts                                         295,000               -
                                                                          ------------    ------------
     Total adjustments                                                       2,969,018       1,277,874
                                                                          ------------    ------------

     NET CASH (USED IN) OPERATING ACTIVITIES                                (1,189,086)       (310,519)
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of capital expenditures                                          (35,273)         (1,840)
     Acquisition of business assets                                            (75,000)              -
                                                                          ------------    ------------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (110,273)         (1,840)
                                                                          ------------    ------------

        The accompanying notes are an integral part of these consolidated financial statements.

                                                  F-5

                             IVI COMMUNICATIONS, INC. AND SUBSIDIARIES 123
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

                                                                              2006            2005
                                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                          -         335,000
     Proceeds from exercise of stock options                                   775,000               -
     Proceeds from note payable                                                      -          10,000
     Proceeds from convertible debentures                                      242,500         215,000
     Payments on installment note payable                                     (109,440)        (25,242)
     Payments for equity financing                                             (90,000)              -
     Increase in derivative liability                                          216,317               -
     Proceeds (payments) on obligation of capital lease                        (18,989)         (3,684)
     Proceeds from officer loans                                               393,444               -
     Payments on note payable                                                        -         (94,749)
                                                                          ------------    ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                             1,408,832         436,325
                                                                          ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      109,473         123,966

CASH AND CASH EQUIVALENTS -
    BEGINNING OF YEAR                                                          124,071             105
                                                                          ------------    ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                   $    233,544    $    124,071
                                                                          ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:
     Cash paid during the year for interest:                              $          -    $      9,563
                                                                          ============    ============
     Cash paid during the year for income taxes                           $     13,147    $          -
                                                                          ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.


                                                  F-6

                             IVI COMMUNICATIONS, INC. AND SUBSIDIARIES 123
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED MARCH 31, 2006 AND 2005


SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

                                                                              2006            2005
                                                                          ------------    ------------
Acquisition of Internet Business Consulting / AppState.net, LLC
    Cash                                                                  $     26,352    $          -
    Accounts receivable                                                         20,396          94,108
    Equipment                                                                   30,150          50,000
    Deposits - security                                                          1,320               -
    Accounts payable and accrued expenses                                      (53,152)       (277,344)
    Obligation under capital lease                                                   -         (50,000)
                                                                          ------------    ------------
    Net assets (liabilities) acquired                                           25,066        (183,236)

    Notes payable to Futura Inc.                                               (75,000)              -
    Notes payable to IBC/AppState                                                    -        (580,000)
    Issuance of stock ($100,000 issued in FY 2005)                            (550,000)     (2,674,312)
    Goodwill                                                                   599,934       3,437,548
                                                                          ------------    ------------

     TOTAL                                                                $          -    $          -
                                                                          ============    ============


   Common stock issued for vendor payables and accrued interest           $     29,350    $    135,470
                                                                          ============    ============
   Common stock issued in conversion of notes payable                     $    566,650    $    123,612
                                                                          ============    ============
   Common stock issued for services and debt settlement                   $  1,773,344    $    702,879
                                                                          ============    ============
   Settlement of vendor payables and arbitration/litigation claims        $          -    $  2,348,857
                                                                          ============    ============
   Reduction in liability for stock to be issued                          $ (2,574,312)   $          -
                                                                          ============    ============
   Warrants issued in connection with convertible debt                    $    154,255    $          -
                                                                          ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.


                                                  F-7

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2006 AND 2005


NOTE 1-   ORGANIZATION AND BASIS OF PRESENTATION
          --------------------------------------

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

          From inception through September 1999, 13 acquisitions were completed in the states of Colorado, California, Oregon and Washington. In August 2000, all of the Washington state operations were sold. In December 2002 and March 2003, all of the California operations were sold. In May 2003, all of the Oregon operations were sold, and in July 2003, the Colorado operations were sold.

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

          On February 6, 2006, the Company completed the purchase of Futura, Inc. The Company issued 2,813,300 shares with a fair market value of $550,000, plus $150,000 cash, of which $75,000 was paid at close and the balance to be paid in three increments of $25,000, due on June 1, September 1, and December 1, 2006.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005


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

          CASH AND CASH EQUIVALENTS
          -------------------------

          The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2006 and 2005.

          The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2006 and 2005, the Company had $105,126 and $-0- of funds in excess of the insured limit.

          REVENUE RECOGNITION
          -------------------

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

          INVENTORY
          ---------

          Inventory is stated at the lower of cost or market, utilizing the first-in, first-out method. The cost of finished goods includes the cost of raw materials, packaging supplies, direct and indirect labor and other indirect manufacturing costs.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005


NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

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

          FAIR VALUE OF FINANCIAL INSTRUMENTS
          -----------------------------------

          The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

          ADVERTISING COSTS
          -----------------

          The Company expenses the costs associated with advertising as incurred. Advertising expenses are included in general and administrative expenses in the consolidated statements of operations for the years ended March 31, 2006 and 2005. Advertising costs for the years ended March 31, 2006 and 2005 were $6,109 and $0 respectively.

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

          ACCOUNTS RECEIVABLE
          -------------------

          The Company conducts business and extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005


NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

          ACCOUNTS RECEIVABLE CONTINUED
          -----------------------------

          circumstances. The allowance for doubtful accounts at March 31, 2006 and 2005 is $83,142 and $150,595 respectively.

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

          The following is a reconciliation of the computation for basic and diluted EPS:

                                                 MARCH 31,          MARCH 31,
                                                   2006               2005
                                              --------------    --------------

          Net loss                               $(4,158,104)      $(1,588,393)
                                              --------------    --------------

          Weighted-average common shares
          Outstanding (Basic)                     62,256,813        58,988,111

          Weighted-average common stock
          Equivalents
               Stock options                               -                 -
               Warrants                                    -                 -
                                              --------------    --------------

          Weighted-average common shares
          Outstanding (Diluted)                   62,256,813        58,988,111
                                              ==============    ==============

          Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for March 31, 2006 and 2005 because inclusion would have been antidilutive.

          The options that would have been available at March 31, 2006 and 2005 are 50,000 and 264,000, respectively. The warrants that would have been available at March 31, 2006 and 2005 are 4,027,705 and 527,705 respectively.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005


NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

          GOODWILL AND OTHER INTANGIBLE ASSETS
          ------------------------------------

          In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company recorded $3,437,548 in goodwill in its acquisition of Internet Business Consulting and AppState.Net, LLC. The Company recorded $674,934 in goodwill in its acquisition of Futura, Inc. on February 6, 2006. Management has determined that there has been no impairment of any goodwill as of March 31, 2006.

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

          The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES". The fair value of the option issued is used to

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005


NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

          STOCK-BASED COMPENSATION (CONTINUED)
          ------------------------------------

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

          DERIVATIVE INSTRUMENTS
          ----------------------

          The Company has an outstanding convertible debt instrument that contains an embedded derivative. The Company accounts for this derivative in accordance with FAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", and EITF Issue No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK." In accordance with the provisions of FAS No. 133 and EITF Issue No. 00-19, the embedded derivative is required to be bifurcated from the debt instrument and recorded as a liability at fair value on the consolidated balance sheet. Changes in the fair value of the derivative is recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense). As of March 31, 2006, the fair value of the derivatives was $216,312.

          RECENT ACCOUNTING PRONOUNCEMENTS
          --------------------------------

          On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), "SHARE-BASED PAYMENT" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2007. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(e)). Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the first quarter of fiscal year 2007 and thereafter.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005


NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

          RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
          --------------------------------------------

          In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), "INVENTORY COSTS - AN AMENDMENT OF ARB NO. 43, CHAPTER 4". FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FAS 151 is effective for the Company in 2006. FAS 151 did not have a material impact on its results or financial statements.

          On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

          In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 provides clarification regarding the meaning of the term "conditional asset retirement obligation" as used in FAS 143, "Accounting for Asset Retirement Obligations." FIN 47 is effective for the year ended December 31, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

          In May 2005, the FASB issued SFAS 154, "Accounting for Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3." FAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principal. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. FAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005. The Company plans to adopt FAS 154 beginning January 1, 2006. Because SAS 154 is directly dependent

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005


NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

          RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
          --------------------------------------------

          upon future events, the Company cannot determine what effect, if any, the expected adoption of FAS 154 will have on its financial condition, results of operations or cash flows.

          In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 155, Accounting for Certain Hybrid Financial Instruments. FAS No. 155 replaces FAS No. 133 Accounting for Derivative Instruments and Hedging Activities, and FAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This statement will be effective for all financial instruments acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006. The Company is currently analyzing whether this new standard will have impact on its financial position and results of operations.

NOTE 3-   EQUIPMENT
          ---------

          Equipment as of March 31, 2006 and 2005 was as follows:

                                           Estimated
                                             Useful
                                          Lives (Years)      2006        2005
                                          -------------      ----        ----
          Equipment                            3-5         $117,263    $ 51,840

          Less accumulated depreciation                     (25,944)     (4,320)
                                                           --------    --------
          Equipment, net                                   $ 91,319    $ 47,520
                                                           ========    ========

          Depreciation expense was $21,624 and $4,320 for the years ended March 31, 2006 and 2005, respectively.

NOTE 4-   INSTALLMENT DEBT
          ----------------

          Installment debt consists of approximately 11 notes for various pieces of equipment. The Company has not reflected the asset value on the books because the assets are considered to have no value remaining.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005


NOTE 4-   INSTALLMENT DEBT CONTINUED
          --------------------------

          These assets are however collateral for the debt. The Company has reflected these balances in the consolidated balance sheets as installment debt and in accounts payable. The portion in accounts payable represents the amounts overdue, and the portion in installment debt represents the amounts still due under the agreements.

          The installment debt liability at March 31, 2006 and 2005 is $1,116 and $20,105, respectively.

NOTE 5-   NOTES PAYABLE AND ACQUISITION CONTRACTS
          ---------------------------------------

          ACQUISITION CONTRACTS
          ---------------------

          In accordance with the purchase agreement between the Company and Internet Business Consulting and AppState.net, LLC, the Company entered into two separate note agreements.

          The Company agrees to make 12 monthly payments of $8,334 with the first payment due with the signing of the agreement. The Company has completed these payments as of March 31, 2006. The Company also entered into an agreement to make 24 payments of $20,000 all due no later than the 1st day of the month following completion of IBC's and AppState's audits (April 2005) and then on the 1st day of each subsequent month thereafter until paid in full. IBC and AppState may, at their option up and until all payments have been made, have any or all of this paid as part of an employment contract with James Hollis, the owner of IBC, as compensation. The Company made 13 payments in fiscal 2005 and 2006 and has a remaining balance of $220,000 reflected as a current liability in the consolidated balance sheet at March 31, 2006 under the caption, Acquisition Contracts.

          In association with the acquisition of Futura, Inc., the Company agreed to make 3 installment payments in $25,000 increments on June 1, 2006, September 1, 2006 and December 1, 2006. The balance of $75,000 is classified as a current liability under the caption, Acquisition Contracts.

          NOTES PAYABLE
          -------------

          The Company borrowed a total of $1,077,955 from 22 different individuals during 1999 through the present, at interest rates ranging from 7-12%, with no collateral and payment terms of 2 or 3 years. As of March 31, 2006 and 2005, all amounts unpaid are overdue. As of March 31, 2006 and 2005, the note payable balance is $767,311 and $1,100,523 and the accrued interest on those notes as of March 31, 2006 and 2005 is $581,273 and $434,680, respectively. These amounts are reflected as current liabilities in the consolidated balance sheet at March 31, 2006.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005


NOTE 5-   NOTES PAYABLE AND ACQUISITION CONTRACTS (CONTINUED)
          ---------------------------------------

          NOTES PAYABLE (CONTINUED)
          -------------------------

          During the year ended March 31, 2005, 603,498 shares of common stock were issued to convert $123,612 in notes payable and $81,920 in accrued interest associated with the debt. The stock and values were converted at fair market value.

NOTE 6-   CONVERTIBLE DEBENTURES
          ----------------------

          The Company sold units of securities for $984,428 to approximately 100 individuals during 1998 and 1999. Each unit consisted of one share of common stock and one debenture with interest at 12%, no collateral, and an original due date of December 2001. The debentures are convertible at any time at $7.50 per share. In late 1999 to early 2000, the Company converted $373,128 of debentures into common stock. In mid-2002, the Company offered conversions at $.40 per share and 32 individuals with a face amount of $274,550 plus accrued interest of $101,254 accepted this conversion to 939,511 shares of common stock.

          The Company sold units of securities for $215,000 to 14 individuals/entities in December 2004. The debentures accrue interest at 10% per annum and are due December 31, 2005. The conversion price is $.10 per common share. In January 2006, the debentures were converted to 2,365,00 shares of common stock. A beneficial interest expense of $249,150 was realized on the conversion.

          The Company sold a security for $25,000 to one entity in January 2005. This debenture, which was for services rendered, also accrues interest at 10% per annum and is due January 31, 2006. The conversion price is $.10 per common share. No conversion or repayment of the debenture has occurred as of March 31, 2006.

          The Company sold a security for $5,000 to one entity in January 2006. This debenture, which was for services rendered, accrues interest at 9% per annum and is due January 1, 2007. The conversion price is $.05 per common share. This debenture has been converted to 100,000 shares of common stock. A beneficial interest expense of $16,000 was realized on the conversion.

          The Company sold a security for $20,000 to one entity in March 2006. This debenture, which was for services rendered, accrues interest at 9% per annum and is due April 1, 2007. The conversion price is $.05 per common share. This debenture was converted to 400,000 shares of common stock. A beneficial interest expense of $40,000 was realized on the conversion.

          The Company sold a security for $257,500 to one entity in March 2006. This debenture, which was for services rendered, accrues interest at 9% per annum and is due May 15, 2007. In the event the Company receives funding in the amount

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005


NOTE 6-   CONVERTIBLE DEBENTURES CONTINUED
          --------------------------------

          of at least Six Hundred Thousand Dollars ($600,000), Forty Five Thousand Dollars ($45,000) is immediately becomes due and payable to the holder. The conversion price is $.05 per common share.

          DERIVATIVE LIABILITY
          --------------------

          On March 27, 2006, the Company entered into a securities purchase agreement with Cornell Capital Partners L.P. providing for the sale by the Company to Cornell of our 12% secured convertible debentures in the aggregate principal amount of $600,000 of which $200,000 was advanced immediately. The second installment of $200,000 was advanced on April 18, 2006. The last installment of $200,000 will be advanced two (2) business days after the date the registration statement is declared effective.

          The Convertible Debentures mature on the third anniversary of the date of issuance and the Company is not required to make any payments until the maturity date. Holders of the Debentures may convert at any time amounts outstanding under the debentures into shares of our common stock at a conversion price per share equal to the lower of (i) $0.20 or (ii) ninety percent (90%) of the lowest closing Bid Price of the Common Stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP. Cornell has agreed not to short any of the shares of Common Stock. The Company has the right to redeem a portion or all amounts outstanding under the debenture prior to the maturity date at a 20% redemption premium provided that the closing bid price of our common stock is less than $0.20.

          A holder of the Convertible Debenture may not convert or receive shares as payment of interest to the extent such conversion or receipt of such interest payment would result in the holder, together with any affiliate of the holder, beneficially owning in excess of 4.9% of the then issued and outstanding shares of Common Stock, including shares issuable upon conversion of, and payment of interest.

          In accordance with SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK", the conversion feature associated with the $600,000 convertible debenture represents an embedded derivative. The Company has recognized the embedded derivative in the amount of $216,312 as a liability in the accompanying consolidated balance sheet and has measured it at its estimated fair value. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005


NOTE 6-   CONVERTIBLE DEBENTURES CONTINUED
          --------------------------------

          DERIVATIVE LIABILITY (CONTINUED)
          --------------------------------

                  Fair market value of stock                   $0.20
                  Exercise price                               $0.18
                  Dividend yield                               0.00%
                  Risk free interest rate                      4.00%
                  Expected volatility                         192.95%
                  Expected life                              5.0 Years

          The Company also issued to Cornell five-year warrants to purchase 2,000,000 and 1,500,000 shares of Common Stock at prices of $0.30, and $0.40, respectively. If at the time of exercise of the Warrants, the shares of Common Stock underlying the Warrant are not subject to an effective registration statement under the Securities Act of 1933, as amended (the "Act") or if an event of default under the Convertible Debentures has occurred, which is not cured in any applicable cure period, the holder of the Warrant, in lieu of making payment of the Exercise Price in cash, may elect a cashless exercise in accordance with the formula set forth in the Warrant. If, subject to the exceptions set forth in the warrants, during the time that the Warrants are outstanding, the Company issues or sells, or is deemed to have issued or sold, any shares of Common Stock for a consideration per share less than a price equal to the then exercise price, then the exercise price will be reduced to an amount equal to such consideration per share. Upon each such adjustment, the number of shares of Common Stock issuable upon exercise of the Warrants will be adjusted to the number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares issuable upon exercise of the warrants immediately prior to such adjustment and dividing the product by the exercise price resulting from such adjustment. Similar adjustments will be made upon any issuance or sale by us of options to purchase Common Stock or convertible securities.

          As of March 31, 2006, the fixed freestanding warrants issued in connection with the $600,000 convertible debenture has been valued at $674,417 based on a Black-Scholes pricing model using the following assumptions:

                  Fair market value of stock                   $0.20
                  Exercise price                          $0.30 and $0.40
                  Dividend yield                               0.00%
                  Risk free interest rate                      4.00%
                  Expected volatility                         192.95%
                  Expected life                              5.0 Years

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005


NOTE 6-   CONVERTIBLE DEBENTURES CONTINUED
          --------------------------------

          DERIVATIVE LIABILITY (CONTINUED)
          --------------------------------

          The allocation of the proceeds of the convertible debenture to the warrants and the recognition of the embedded derivative resulted in discounts to the convertible debenture of $154,255 and $45,745, respectively. The discount on debt of $200,000 is being amortized to interest through March 31, 2009 using the effective interest method.

          In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with Cornell providing for the registration of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants. The Company is obligated to use its best efforts to cause the registration statement to be declared effective no later than July 25, 2006 and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold. In the event of a default of the Company's obligations under the registration rights agreement, including its agreement to file the registration statement no later than May 11, 2006, or if the registration statement is not declared effective by July 25, 2006, the Company is required to pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of its common stock equal to 2% of the liquidated value of the Debentures.

          The Company's obligations under the purchase agreement are secured by substantially all of its assets and the assets of its subsidiaries. As further security for its obligations thereunder, Nyhl Henson, Chief Executive Officer, and Charles Roodenburg, Chief Operating Officer, have granted a security interest in an aggregate of 925,000 shares of their common stock and 3,300,000 shares of their Series A Preferred Stock. The Company also granted a security interest in 15,000,000 shares of its stock, issued from treasury.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005


NOTE 7-   OBLIGATION UNDER CAPITAL LEASE
          ------------------------------

          AppState is the lessee of equipment under two capital leases expiring in December 2007 and June 2008 with aggregate monthly payments of approximately $2,770.

          Minimum lease payments under capital leases at March 31, 2006, are as follows:

               2007                                       $  33,286
               2008                                          33,086
               2009                                           3,536
                                                          ---------
                    Total minimum lease payments             69,908

                    Less: amounts representing interest      (4,221)
                                                          ---------

                    Present value of net minimum
                      lease payments                         65,687

                    Less: current portion                   (32,348)
                                                          ---------

                          Long-term portion               $  33,339
                                                          =========

          The present value of minimum future obligations shown above are calculated based on an interest rate of 8%.

NOTE 8-   STOCKHOLDERS' DEFICIT
          ---------------------

          COMMON STOCK
          ------------

          As of March 31, 2006 and 2005, the Company has 100,000,000 and 50,000,000 shares of common stock authorized, 77,985,587 and 66,539,685 issued and 62,985,587 and 66,539,685 outstanding, respectively. There are currently 15,000,000 common shares held as collateral

          The following details the stock transactions for the year ended March
          ---------------------------------------------------------------------
          31, 2005.
          ---------

          On July 2, 2004, the Company's board of directors approved a 2:1 stock split that increased the issued and outstanding shares 27,235,257.

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005


NOTE 8-   STOCKHOLDERS' DEFICIT (CONTINUED)
          ---------------------

          COMMON STOCK (CONTINUED)
          ------------------------

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

          The Company issued 1,999,987 shares of common stock for cash of $280,000 in the quarter ended September 30, 2004.

          The Company issued 1,057,769 shares of common stock for services valued at $193,113 in the quarter ended December 31, 2004 (275,000 of these shares were cancelled in the quarter ended March 31, 2005).

          The Company issued 178,571 shares of common stock for cash of $25,000 in the quarter ended December 31, 2004.

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

          The following details the stock transactions for the year ended March
          ---------------------------------------------------------------------
          31, 2006
          --------

          In the quarter ended June 30, 2005, 2,574,312 shares were issued to James Hollis to complete the acquisition of Internet Business Consulting and AppState.net.

          In the quarter ended September 30, 2005, 1,750,000 shares were issued to exercise options valued at $.075; 350,000 shares were issued for consulting services valued at $103,250 and 6,439,368 shares were cancelled. The Company had issued 6,130,827 shares of common stock to be held in escrow under a subscription agreement with a London Investment Fund. In the event the Fund failed in its efforts to receive trading status, the subscription agreement would be

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005


NOTE 8-   STOCKHOLDERS' DEFICIT (CONTINUED)
          ---------------------

          COMMON STOCK (CONTINUED)
          ------------------------

          null and void and the shares held in escrow, as well as the 380,541 shares issued for consulting, would be cancelled

          In the quarter ended December 31, 2005, 1,500,000 shares were issued to exercise options valued from $.075 to $.25; 3,281,014 shares valued at $1,424,201 were issued for consulting services; and 13,734,669 shares were returned and cancelled as part of the agreement when the Company sold it's interest in Broadspot World Wide Wireless, Inc.

          In the quarter ended March 31, 2006, 1,250,000 shares were issued to exercise options valued from $.25 to $.35; 2,813,300 shares valued at $550,000 were issued for the acquisition of Futura, Inc.; 195,646 shares valued at $40,500 were issued for consulting; 40,667 shares valued at $7,201 were issued for services; 2,365,000 shares were issued for the December 2004 debenture conversions valued at $236,500; and 100,000 shares were issued for the conversion of a $5,000 debenture issued in January 2006 with a conversion price of $.05; and 400,000 shares were issued for the conversion of a $20,000 debenture issued in March 2006 with a conversion price of $.05.

          15,000,000 shares were issued as collateral on the Cornell Capital Partners convertible debenture. These shares are issued, but not outstanding.

          PREFERRED STOCK
          ---------------

          The Company has 5,000,000 shares of preferred stock authorized and 4,000,000 and 0 shares of preferred stock issued and outstanding as of March 31, 2006 and 2005, respectively.

          In the quarter ended March 31, 2006, 4,000,000 shares of preferred stock valued at $200,000 were issued as compensation.

          STOCK OPTIONS AND WARRANTS
          --------------------------

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005


NOTE 8-   STOCKHOLDERS' DEFICIT (CONTINUED)
          ---------------------

          STOCK OPTIONS AND WARRANTS
          --------------------------

          Under the Black-Scholes option-pricing model, the total value of the stock options granted in 2003 is charged to operations as these options are fully vested. SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", encourages adoption of a fair-value-based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic-value method for options granted to employees and disclose pro forma net loss. All of these options are vested as of March 31, 2006 and 2005.

          The following tables summarize the activity of the Company's stock option plan:

                                                 Year Ended March 31, 2006

                                                                Weighted-
                                                                 average
                                                  Number of     Exercise
                                                   Options        Price
                                                ------------  ------------

          Outstanding - beginning of period          264,000         $0.63
          Granted                                          0
          Forfeited                                  214,000         $0.54
                                                ------------  ------------
          Outstanding - end of period                 50,000         $0.50
                                                ============  ============

          Exercisable - end of period                 50,000         $0.50
                                                ============  ============

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005


NOTE 8-   STOCKHOLDERS' DEFICIT (CONTINUED)
          ---------------------

          STOCK OPTIONS AND WARRANTS (CONTINUED)
          --------------------------

                                                 Year Ended March 31, 2005

                                                                Weighted-
                                                                 average
                                                  Number of     Exercise
                                                   Options        Price
                                                ------------  ------------
          Outstanding - beginning of period          324,000         $1.60
          Granted                                          0
          Forfeited                                  (60,000)       ($6.00)
                                                ------------  ------------
          Outstanding - end of period                264,000         $0.63
                                                ============  ============

          Exercisable - end of period                264,000         $0.63
                                                ============  ============

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

          If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

                                                         Year Ended March 31,
                                                          2006         2005
                                                          ----         ----
          Net loss:
            As reported                               ($4,158,104)  ($1,588,393)
            Total stock-based employee compensation
               expense determined under fair value
               based method for all awards, net of
               related tax effects                         (0)          (0)
                                                          -----        -----
             Pro forma                                ($4,158,104)  ($1,588,393)
          Net loss per share:
             As reported:
                Basic                                    ($0.05)      ($0.03)
                Diluted                                  ($0.05)      ($003)
             Pro forma:
                Basic                                    ($0.05)      ($0.03)
                Diluted                                  ($0.05)      ($0.03)

          The Company has 4,027,705 and 527,705 stock warrants outstanding and vested as of March 31, 2006 and 2005. There were 2,000,000 warrants at $.30 and 1,500,000 warrants at $.40 issued during 2006 and none issued during 2005.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005


NOTE 8-   STOCKHOLDERS' DEFICIT (CONTINUED)
          ---------------------

          STOCK OPTIONS AND WARRANTS (CONTINUED)
          --------------------------

          The Company has the following warrants exercisable for the purchase of its common stock:

                                                               Year Ended
                                                                March 31,
          Exercise                                              ---------
           Price      Expiration Date                       2006         2005
           -----      ---------------

           $0.50   February, 2007                          26,880       26,880
           $5.00   June, 2010                             250,000      250,000
           $2.50   June, 2010                              80,000       80,000
           $5.00   July, 2010                              50,000       50,000
           $2.50   July, 2010                               2,500        2,500
           $2.50   August, 2010                            18,325       18,325
           $2.00   August, 2010                           100,000      100,000
           $0.30   March, 2011                          2,000,000
           $0.40   March, 2011                          1,500,000

                                                      ------------------------
                                                        4,027,705      527,705
                                                      ========================
                   Weighted average exercise price          $0.34        $3.72
                                                            -----        -----


NOTE 9-   GOING CONCERN
          -------------

          As shown in the accompanying consolidated financial statements the Company has sustained net operating losses for the years ended March 31, 2006 and 2005, has sustained large accumulated deficits, and currently does not have the revenues to sustain its operations. In addition, the Company sold off its operations in Colorado, Oregon and California, and was operating essentially as a shell company up until January 2005, when it acquired Internet Business Consulting/AppState.net, LLC. This raises substantial doubt about the Company's ability to continue as a going concern.

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005


NOTE 10-  ACQUISITIONS
          ------------

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

          The Company also agreed to make 12 monthly payments of $28,334 with the first payment due with the signing of this agreement, followed by 12 payments of $20,000 all due no later than the 1st day of the month following completion of IBC's and AppState's audits and then on the 1st day of each subsequent month thereafter until paid in full. IBC and AppState may, at their option up and until all payments have been made, have any or all of this paid as part of an employment contract with Hollis as compensation.

          The Company also agreed to authorize Internet Business Consulting, Inc. and AppState.Net, LLC to enter into a `sell leaseback' financial transaction ("Lease") so that certain assets may, at the Company's option, be put on the Lease to enable IBC and AppState to be paid for the assets. The Company agreed to select certain assets to be put on the Lease no later than April 15, 2005.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005


NOTE 10-  ACQUISITIONS (CONTINUED)
          ------------

          Any assets not on the Lease shall remain the property of IBC and AppState. IBC and AppState have the option to store the assets at the offices of IBC and AppState until all consideration due to IBC and AppState has been paid in full. IBC and AppState agreed to the following terms of the Lease and the full terms and conditions of the
          Lease:

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

          On February 6, 2006 the Company acquired Futura, Inc., an ISP in the Little Rock, Arkansas area. The purchase price was $550,000 in Company stock (2,813,300 shares determined at the close), and $150,000 cash, $75,000 paid at close and three $25,000 payments June 1, September 1, and December 1, 2006. The Company acquired all the assets and liabilities of Futura, Inc.

NOTE 11-  PROVISION FOR INCOME TAXES
          --------------------------

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

          At March 31, 2006 and 2005, deferred tax assets approximated the following:

                                              2006             2005
                                           ----------       ----------
          Deferred tax assets              $8,380,000       $7,305,000
          Less:  valuation allowance       (8,380,000)      (7,305,000)
                                           ----------       ----------

          Net deferred tax assets          $      -0-       $      -0-
                                           ==========       ==========

          At March 31, 2006 and 2005, the Company had accumulated deficits approximating $25,644,000 and $21,486,000 respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005


NOTE 12-  LITIGATION/ ARBITRATION
          -----------------------

          The Company was involved in arbitration with one of their vendors that was scheduled for November 15, 2004. The vendor had claimed the Company owed them in excess of $900,000, and the Company had previously filed a complaint against this vendor for breaches of contract, fraud, misrepresentation, unfair business practices, injunction and accounting. Pursuant to mutual agreement of the parties, their respective disputes and claims were pending resolution through binding arbitration. The Company reached a confidential settlement and all parties dismissed their complaints during the quarter ended March 31, 2005.

          The Company had another arbitration hearing set for November 15, 2004 with another vendor over charges the Company was billed for improper termination fees. The Company reached a confidential settlement and all parties dismissed their complaints during the quarter ended March 31, 2005.

          On December 1, 2004, a judgment was entered against Internet Ventures, Inc., the predecessor Company, in favor of Catherine and Joe Santistevan in the amount of $1,367,500. After discussions with legal counsel, the Company believes the amount of the judgment would be mitigated in a full hearing on the matter, which the Company intends to vigorously pursue. The Company currently has $473,548 recorded in notes and interest payable and $934,782 as a contingent liability, and legal counsel and management believe this amount is adequate to resolve this matter. The judgment is currently under appeal in the Superior Court of San Joaquin County, Stockton, CA. The Company's counsel is in negotiations with the plaintiff's counsel to try and reach an amicable settlement.

          The Company has seven default judgments against it for a total amount of $163,367. They are as follows:

               Five of these judgments have settlements in place with total balances of $85,778. The balances are recorded in accounts payable.

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

          On October 19, 2005, a complaint was erroneously served on IVI Communications, Inc., fka Internet Ventures, Inc. by Annette S. Paoletti, as

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005


NOTE 12-  LITIGATION/ ARBITRATION (CONTINUED)
          -----------------------

          Successor Trustee of the Clare P. and Evelyn B. McEnerney Family Trust, for unspecified damages resulting from the delinquent payment of principal and interest on a note payable from Internet Ventures, Inc. IVI Communications, Inc. has contested this complaint. A note payable and accrued interest in the amount of $241,051 is recorded in notes and interest payable. Our counsel has answered the complaint and in addition is currently in negotiations with plaintiff's counsel to settle the matter amicably.

          In addition, the Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. The Company has converted $2,356,707 in old vendor payables to equity.


NOTE 13-  SUBSEQUENT EVENTS
          -----------------

          On April 18, 2006, the Company received $200,000 from Cornell Capital Partners, L.P. and on April 19 it filed the SB2 Registration statement to register 22,250,000 shares of common stock in accordance with the securities purchase agreement. This is the second installment on the 12% secured convertible debenture in the aggregate principal amount of $600,000. The last installment of $200,000 will be advanced two (2) business days after the date the registration statement becomes effective.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Since July 2, 2004, when the Registrant engaged Bagell, Josephs, Levine & Company, LLC as the Registrant's independent accountants, and there has been no change.


ITEM 8A           INTERNAL CONTROL OVER FINANCIAL REPORTING

Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to the management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding the required disclosure.

As of March 31, 2006, the management, with the participation of the chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. The chief executive officer and chief financial officer concluded that these disclosure controls and procedures are effective as of March 31, 2006.

Changes in internal controls.

The Company has made no changes in its internal controls or in other factors that could significantly affect these controls, nor did it take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses, in the period ended March 31, 2006.



                                     PART 3


ITEM 9            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

Name                           Age          Position
----                           ---          --------

Nyhl Henson                    58           Chief Executive Officer, President,
                                            Chairman and Director
Charles Roodenburg             53           Chief Financial Officer,
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

Business Experience of the Directors and Executive Officers
-----------------------------------------------------------

Nyhl Henson, President, Chief Executive Officer and Chairman of the Board of
----------------------------------------------------------------------------
Directors
---------

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


Charlie Roodenburg, Chief Financial Offier, Chief Operating Officer and Member
------------------------------------------------------------------------------
of the Board of Directors
-------------------------

Charlie Roodenburg has more than 25 years of business management experience in fields as diverse as distribution, automotive parts marketing and the Internet communications industry. Mr. Roodenburg has a B.S. in Finance from the University of Southern California and an M.B.A. from Pepperdine University. From 1982-92 he held various corporate management positions in the Japanese import automotive industry, working for such giants as Mitsubishi, Toyota and Mazda. During an eight-year period with Mazda (1984-1992) Mr. Roodenburg was accessory development manager, overseeing inventory control, purchasing, marketing management and international business. His entrepreneurial skills were honed by a six-year consulting stint which included such projects as the design and production of direct mail marketing programs, sales incentive programs and the development of an intranet based collateral material ordering software package. In 1997, Mr. Roodenburg, who perceived that the Internet industry offered significant long term opportunity, accepted a management position with Northcoast Internet, an Internet Ventures subsidiary located in Eureka, California. He was responsible for the launch of PeRKInet, a telco return cable broadband service in 1998 and launched a DSL broadband offering in 1999. Subsequent to his promotion to California Regional Manager, he was responsible for the operation of five brands throughout the state and completed the assimilation of a sixth brand, TomatoWeb, located in Sacramento, California. Mr. Roodenburg's division has achieved and maintained EBITDA earnings in excess of 20% until it was sold in December 2002. In October 2002, Mr. Roodenburg was elevated to Executive Vice President and moved to corporate headquarters to assume responsibility for corporate administration and all IVI ISP operations. In May 2003 Mr. Roodenburg was named Chief Financial Officer.


Significant Employees
---------------------

Name                               Age             Position
----                               ---             --------
Robin Tjon                         61              Vice President and Controller

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

                                           SUMMARY COMPENSATION TABLE


                                                             Annual                             Long-Term
                                                          Compensation                         Compensation
----------------------------------------------------------------------------------------------------------------
              (a)                     (b)                (c)         (d)           (e)              (f)
                                                                                                 Restricted
            Name and                                                           Other Annual        Stock
            principal                                  Salary       Bonus      Compensation        Awards
            position                 Year                ($)         ($)           ($)              ($)
----------------------------------------------------------------------------------------------------------------
Nyhl Henson-                       3/31/2006    (1)    240,000      None          None              120,000
CEO / Chairman                     3/31/2005    (2)    240,000      None          None               15,625
                                   3/31/2004           240,000      None          None                 None
                                   3/31/2003    (3)    240,000      None          None              320,000
                                   3/31/2002    (4)    228,333      None          None               80,000
----------------------------------------------------------------------------------------------------------------
Charles Roodenburg-                3/31/2006    (5)     84,000      None          None               45,000
CFO/Director                       3/31/2005    (6)     84,000      None          None                7,500
                                   3/31/2004            84,000      None          None                 None
                                   3/31/2003    (7)     84,000      None          None               20,000
                                   3/31/2002    (8)     37,000      None          None               70,000
----------------------------------------------------------------------------------------------------------------

---------------
(1) In fiscal 2006 Nyhl Henson received $207,356 cash salary, $32,644 accrued salary and 2,400,000 shares of the Company's preferred stock valued at $120,000.

(2) In fiscal 2005 Nyhl Henson received $121,175 cash salary, $118,825 accrued salary and 625,000 shares of the Company's stock valued at $15,625.

(3) In fiscal 2003 Nyhl Henson received $240,000 cash salary and 800,000 shares of the Company's stock valued at $0.40 per share.

(4) In fiscal 2002 Nyhl Henson received $228,333 cash salary and 200,000 shares of the Company's stock valued at $0.40 per share.

(5) In fiscal 2006 Charles Roodenburg received $82,221 cash salary, $1,779 accrued salary and 900,000 shares of the Company's preferred stock valued at $45,000.

(6) In fiscal 2005 Charles Roodenburg received $40,684 cash salary, $43,316 accrued salary and 300,000 shares of the Company's stock valued at $7,500.

(7) In fiscal 2003 Charles Roodenburg received $84,000 cash salary and 50,000 shares of the Company's stock valued at $0.40 per share.

(8) In fiscal 2002 Charles Roodenburg received $37,000 cash salary and 175,000 shares of the Company's stock valued at $0.40 per share.

ITEM 11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2006 information regarding the beneficial ownership of Common Stock (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock;
(ii) by each director; (iii) by each executive officer; and (iv) by all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

   Title of         Name and Address of              Amount and Nature of            Percent of
    Class            Beneficial Owner                Beneficial Ownership             Class (1)
    -----            ----------------                --------------------             ---------

Common Stock     IVI Shareholder Trust                    25,770,514                   33.05%
                 5959 W Century Blvd Suite 573
                 Los Angeles, CA 90045
                 Nyhl Henson, Trustee


Common Stock     Nyhl Henson, CEO/Director (2)             1,335,000                    1.71%
                 5959 W Century Blvd Suite 573
                 Los Angeles, CA 90045

Common Stock*    Charles Roodenburg, CFO/Director(3)         600,000                     .77%
                 5959 W Century Blvd Suite 573
                 Los Angeles, CA 90045

Common Stock     Directors & Officers As A Group (4)      27,705,514                   35.53%

------------------
* less than 1%

     (1) This table is based on 77,985,587 shares of Common Stock issued on March 31, 2006.

     (2)  Does not include 2,400,000 shares of preferred stock held by Mr.
          Henson.

     (3) Does not include 900,000 shares of preferred stock held by Mr. Roodenburg.

     (4) Includes shares held by IVI Shareholder Trust of which Mr. Henson is the Trustee.


ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no related transactions or relationships.

ITEM 13           EXHIBITS

The following exhibits are filed with this Annual Report or are incorporated by reference:


EXHIBIT
NUMBER          TITLE OF EXHIBIT
------          ----------------

2.1             Agreement and Plan of Reorganization(2)
2.2             Certificate of Amendment to Articles of Incorporation(2)
2.3             Certificate of Amendment to Articles of Incorporation increasing authorized shares of common stock (6)
2.4             Business Purchase Agreement Between IVI Communications, Inc.,
                Internet Business Consulting, Inc. and AppState.Net, Llc.(9)
2.5             Purchase Agreement between IVI Communications, Inc. and Francis and Lois Allen (11)
3.1             Articles of Incorporation(2)
3.2             Bylaws (2)
3.3             Certificate of Designation, Powers, Preferences and Rights of
                Series A Preferred Stock, filed with the State of Nevada on
                March 20, 2006 (12)
4.1             2005 Employee Stock Compensation Plan (3)
4.2             Amended 2005 Employee Stock Compensation Plan (7)
4.3             Convertible Debenture dated March 27, 2006 (13)
4.4             Warrant CCP-001 dated March 27, 2006 (13)
4.5             Warrant CCP-002 dated March 27, 2006 (13)
5.1             Opinion of Sichenzia Ross Friedman Ference LLP (14)
9               Voting Trust Agreement(2)
10.1            Employment Agreement for Nyhl Henson dated May 1, 2001(2)
10.2 A & B      Sale Agreements for California ISPs(2)
10.3            Sale Agreement for Oregon ISPs (2)
10.4            Purchase Agreement for Quik Communications (2)
10.5            Sale Agreement for Colorado ISPs(2)
10.6 A B & C    Settlement Agreements with Quik Communications (1)
10.7            Stock Exchange Agreement IVIC and Broadspot World Wide Wireless
                (5)
10.8            Consulting Contract with Keith Jablon dated July 1, 2004 (6)
10.9            Consulting Contract with Big Apple Consulting USA, Inc. dated
                July 6, 2004 (6)
10.1            Advisory Agreement with Hunter Wise, LLC dated August 17, 2004
10.11           Agreement with The Research Works dated August 31, 2004
10.12           Stock Purchase Agreement between IVIC and Seaside Investments
                PLC dated August 16, 2004 (8)
10.13           Consulting Contract between IVIC and James Farinella dated
                August 15, 2005 (10)
10.14           Consulting Contract between IVIC and 729759 Alberta Ltd. dated
                September 19, 2005 (10)
10.15           Channel Partner Agreement between IVIC and TeleMedium
                Corporation dated October 11, 2005 (10)
10.16           Letter of Intent between IVIC and Larry W. Barnes dated October
                12, 2005 (10)
10.17           Letter of Intent between IVIC and Larry W. Barnes dated October
                12, 2005 (10)
10.18           Securities Purchase Agreement, dated March 27, 2006.(13)
10.19           Investor Registration Rights Agreement dated March 27, 2006 (13)
10.2            Pledge and Escrow Agreement (Issuer) dated March 27, 2006(13)
10.21           Pledge and Escrow Agreement (Insider) dated March 27, 2006 (13)
10.22           Pledge and Escrow Agreement (Insider) dated March 27, 2006(13)
10.23           Security Agreement dated March 27, 2006 (13)
10.24           Subsidiary Security Agreement dated March 27, 2006 (13)
10.25           Subsidiary Security Agreement dated March 27, 2006 (13)
10.26           Subsidiary Security Agreement dated March 27, 2006 (13)
10.27           Irrevocable Transfer Agent Instructions (13)
14              Code of Ethics (2)
16.1            Malone & Bailey, PLLC letter on change in accountants(4)
21              Subsidiaries of IVI Communications, Inc. (14)
23.1            Consent of Sichenzia Ross Friedman Ference LLP (14)
23.2            Consent of Bagel, Josephs & Company, LLC (14)

-----------------
(1) Incorporated by reference to the exhibits filed in the Company's Form 10QSB/A filed on March 8, 2004, File No 00032797
(2) Incorporated by reference to the exhibits filed in the Company's Form 10KSB/A filed on March 8, 2004, File No 000-32797

(3) Incorporated by reference to the exhibits filed in the Company's Form S-8 on June 29, 2004, File No 333-116954
(4) Incorporated by reference to the exhibits filed in the Company's Form 8-K filed on July 7, 2004, File No 000-32797
(5) Incorporated by reference to the exhibits filed in the Company's Form 10KSB filed on July 14, 2004, File No 000-32797
(6) Incorporated by reference to the exhibits filed in the Company's Form 10QSB filed on August 16, 2004, File No 000-32797
(7) Incorprated by reference to the exhibits filed in the Company's Form S-8 on November 11, 2004, File No 333-120231
(8) Incorporated by reference to the exhibits filed in the Company's Form 10QSB filed on November 15, 2004, File No 000-32797
(9) Incorporated by reference to the exhibits filed in the Company's Form 8-K filed on February 4, 2005,File No 000-32797
(10) Incorporated by reference to the exhibits filed in the Company's Form 10QSB filed on November 21, 2005, File No 000-32797
(11) Incorporated by reference to the exhibits filed in the Company's Form 8-K filed on February 21, 2006, File No 000-32797
(12) Incorporated by reference to the exhibits filed in the Company's Form 8-K filed on March 24, 2006, File No 000-32797
(13) Incorporated by reference to the exhibits filed in the Company's Form 8-K filed on March 31, 2006, File No 000-32797
(14) Incorprated by reference to the exhibits filed in the Company's Form SB-2 filed on April 19, 2006, file No. 333-133409


ITEM 14           PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ending March 31, 2006 Bagell Josephs, Levine & Company, LLC were paid $27,665 for audit-related services and $16,800 for tax preparation and other services. During year ending March 31, 2005 Bagell Josephs, Levine & Company, LLC were paid $11,000 for audit-related services and were not paid for any other services; and Malone & Bailey, PLLC were paid $5,825.00 for auditing related services and not paid for any other services.



                                   Signatures
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    June 2, 2006                        By:   /s/ Nyhl Henson
                                                       -----------------------
                                                       Nyhl Henson
                                                       Chief Executive Officer



Date:    June 2, 2006                        By:   /s/ Charles Roodenburg
                                                       -----------------------
                                                       Charles Roodenburg
                                                       Chief Financial Officer