Form 10QSB
period 2006-06-30
IVI COMMUNICATIONS INC
filed 2006-08-21
CIK 1140878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Mark one

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 2006


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 For the transition period from __________ to __________

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


                            IVI COMMUNICATIONS, INC.
       5959 W. Century Boulevard, Suite 566, Los Angeles, California 90045
 -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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


The number of shares outstanding of the registrant's common stock as of June 30, 2006 was 77,985,587.

                            IVI COMMUNICATIONS, INC.
                                   FORM 10-QSB



                                Table of Contents
                                -----------------



ITEM NO. DESCRIPTION                                                       PAGE
----------------------                                                     ----


                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements                                                   3

        Condensed Consolidated Balance Sheet as of June 30, 2006               4

        Condensed Consolidated Statements of Operations for the
        Three Months Ended June 30, 2006 and 2005                              5

        Condensed Consolidated Statements of Cash Flows for the
        Three Months Ended June 30, 2006 and 2005                              6

        Notes to Condensed Consolidated Financial Statements                   7


      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       22

Item 3. Controls and Procedures                                               32


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings                                                     32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           33

Item 3. Defaults Upon Senior Securities                                       33

Item 4. Submission of Matters to a Vote of Security Holders                   33

Item 5. Other Information                                                     33

Item 6. Exhibits                                                              34

Signatures                                                                    37

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2006 AND 2005

                                   (UNAUDITED)


                                   PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
-------------------------------

                              IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEET
                                             (UNAUDITED)
                                            JUNE 30, 2006

                                               ASSETS


CURRENT ASSET
    Cash and cash equivalents                                                             $    257,572
    Accounts receivable, net of allowance of $32,182                                           275,822
    Inventory                                                                                  106,385
    Other current assets                                                                        14,559
                                                                                          ------------

              TOTAL CURRENT ASSET                                                              654,338


Equipment, net of accumulated depreciation of $37,507                                           84,830


OTHER ASSET
   Goodwill                                                                                  4,112,482
                                                                                          ------------


TOTAL ASSETS                                                                              $  4,851,650
                                                                                          ============

                               LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
    Current portion of notes payable                                                           772,311
    Obligations under capital lease, current portion                                            32,001
    Accounts payable and accrued liabilities                                                 2,837,801
    Acquisition contracts                                                                      230,000
    Contingent liability                                                                       934,136
    Deferred revenue                                                                            11,405
    Derivative liability                                                                        47,274
    Convertible debentures, net of discount of $183,333                                        835,917
                                                                                          ------------
              TOTAL CURRENT LIABILITIES                                                      5,700,845
                                                                                          ------------

LONG-TERM LIABILITIES
    Obligations under capital lease, net of current portion                                     27,300
    Loan payable officer                                                                       358,604
                                                                                          ------------
              TOTAL LONG-TERM LIABILITIES                                                      385,904
                                                                                          ------------

TOTAL LIABILITIES                                                                            6,086,749
                                                                                          ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
    Preferred stock, $.001 par value; 5,000,000 shares authorized;
        4,000,000 shares issued and outstanding                                                  4,000
    Common stock, $.001 par value; 100,000,000 shares authorized
       77,985,587 shares issued and 62,985,587outstanding, 15,000,000 held in escrow            77,986
    Additional paid-in capital                                                              27,284,018
    Additional paid-in capital - warrants                                                      154,255
    Shares issued and held as collateral                                                    (3,000,000)
    Accumulated deficit                                                                    (25,755,358)
                                                                                          ------------
              TOTAL STOCKHOLDERS' (DEFICIT)                                                 (1,235,099)
                                                                                          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                             $  4,851,650
                                                                                          ============

                   The accompanying notes are an integral part of these condensed consolidated financial statements.



                         IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)
                     FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005



                                                           2006               2005
                                                           ----               ----

OPERATING REVENUE                                     $    662,123       $    777,836

COST OF OPERATIONS                                         427,853            488,622
                                                      ------------       ------------

GROSS PROFIT                                               234,270            289,214
                                                      ------------       ------------

OPERATING EXPENSES
   Selling expenses                                          2,604              4,123
   General and administrative                              432,631            335,062
   Depreciation and amortization                            28,230              4,259
                                                      ------------       ------------

              TOTAL OPERATING EXPENSES                     463,465            343,444
                                                      ------------       ------------

OPERATING (LOSS)                                          (229,195)           (54,230)
                                                      ------------       ------------

OTHER INCOME (EXPENSE)
   Other income                                             29,590             50,105
   Gain on revaluation of derivatives                      169,043                 --
   Litigation damages and settlement                            --           (934,136)
   Interest expenses                                       (80,176)              (646)
   Interest income                                              36            (62,336)
                                                      ------------       ------------
              TOTAL OTHER (EXPENSE)                        118,493           (947,013)
                                                      ------------       ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                    (110,702)        (1,001,243)
    Provision for income taxes                                  --              6,978
                                                      ------------       ------------


NET (LOSS)                                            $   (110,702)      $ (1,008,221)
                                                      ============       ============


BASIC AND DILUTED (LOSS) PER SHARE
    Basic and diluted from continuing operations      $      (0.00)      $      (0.01)
                                                      ============       ============

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED
 COMMON SHARES OUTSTANDING                              62,985,587         68,519,925
                                                      ============       ============


              The accompanying notes are an integral part of these condensed consolidated financial statements.



                              IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
                          FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005


                                                                    2006             2005
                                                                -----------       -----------

CASH FLOW FROM OPERATING ACTIVITIES
   Net (loss)                                                   $  (110,702)      $(1,008,221)
                                                                -----------       -----------
   ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET CASH
     PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Depreciation                                                    28,230             4,259
     Gain on revaluation of derivatives                            (169,043)               --
  CHANGES IN ASSETS AND LIABILITIES
     (Increase) decrease in accounts receivable, net                 46,984            (6,723)
     Decrease in inventory                                           39,010           (37,501)
     Decrease in other current assets                                 4,065             2,000
     Decrease in other assets                                         6,513                --
     Increase in accounts payable and accrued liabilities           166,268         1,159,160
     (Decrease) in contingent liability                                (646)               --
     (Decrease) in acquisition contracts                            (65,000)               --
     (Decrease) in deferred revenue                                  (3,887)               --
                                                                -----------       -----------
     Total adjustments                                               52,494         1,121,195
                                                                -----------       -----------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (58,208)          112,974
                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of fixed assets                                     (5,074)          (10,773)
                                                                -----------       -----------
       NET CASH (USED IN) INVESTING ACTIVITIES                       (5,074)          (10,773)
                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from convertible debentures                           200,000           162,866
     Proceeds from note payable                                       5,000                --
     Payments on installment note payable                            (1,116)           (3,871)
     Payments on note payable                                            --          (378,482)
     Payments on officer loans                                      (60,189)               --
     Payments for equity financing                                  (49,999)               --
     Payments on obligation of capital lease                         (6,386)               --
                                                                -----------       -----------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           87,310          (219,487)
                                                                -----------       -----------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                        24,028          (117,286)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                             233,544           124,071
                                                                -----------       -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                       $   257,572       $     6,785
                                                                ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest paid                                          $    80,176       $    58,047
                                                                ===========       ===========
         Income taxes paid                                               --                --
                                                                ===========       ===========


                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                 6

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 1-           ORGANIZATION AND BASIS OF PRESENTATION
                  --------------------------------------

                  The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the March 31, 2006 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)


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

                  CASH AND CASH EQUIVALENTS
                  -------------------------

                  The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2006 and 2005.

                  The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2006, the Company had $124,633 deposited in excess of the insured limit.

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

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

                  ADVERTISING COSTS
                  -----------------

                  The Company expenses the costs associated with advertising as incurred. Advertising and expenses are included in selling expenses in the condensed consolidated statements of operations for the three months ended June 30, 2006 and 2005.

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

                  ACCOUNTS RECEIVABLE
                  -------------------

                  The Company conducts business and extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts at June 30, 2006 is $32,182.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

                  (LOSS) PER SHARE OF COMMON STOCK
                  --------------------------------

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

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                June 30           June 30
                                                 2006               2005
                                             ------------       ------------
         Net (loss)                          $   (110,702)      $ (1,008,221)
                                             ------------       ------------

         Weighted-average common shares
         Outstanding (Basic)                   62,985,587         68,519,925

         Weighted-average common stork
         Equivalents
           Stock options                              -0-                -0-
           Warrants                                   -0-                -0-
                                             ------------       ------------

         Weighted-average common shares
         Outstanding (Diluted)                 62,985,587         68,519,925
                                             ------------       ------------

                  Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for June 30, 2006 because inclusion would have been antidilutive. At June 30, 2006 and 2005, there were 4,027,705 and 527,705 warrants, and 0 and 264,000 options available, respectively.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

                  GOODWILL AND OTHER INTANGIBLE ASSETS
                  ------------------------------------

                  In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company recorded $3,437,548 in goodwill in its acquisition of Internet Business Consulting and AppState.Net, LLC. The Company recorded $674,934 in goodwill in its acquisition of Futura, Inc. on February 6, 2006. Management has determined that there has been no impairment of any goodwill as of June 30, 2006.

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

                  DERIVATIVE INSTRUMENTS
                  ----------------------

                  The Company has an outstanding convertible debt instrument that contains an embedded derivative. The Company accounts for this derivative in accordance with FAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", and EITF Issue No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK." In accordance with the provisions of FAS No. 133 and EITF Issue No. 00-19, the embedded derivative is required to be bifurcated from the debt instrument and recorded as a liability at fair value on the consolidated balance sheet. Changes in the fair value of the derivative is recorded at each reporting period and recorded in net gain
                  (loss) on derivative, a separate component of the other income (expense). The balance at June 30, 2006, after an allowance of $32,182 is $275,822.

                  RECENT ACCOUNTING PRONOUNCEMENTS
                  --------------------------------

                  On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), "SHARE-BASED PAYMENT" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, the Company has implement the revised standard in the first quarter of fiscal year 2006.

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

                  RECENT ACCOUNTING PRONOUNCEMENTS CONTINUED
                  ------------------------------------------

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

                  In May 2005, the FASB issued SFAS 154, "Accounting for Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3." FAS 154 changes the requirements, with regard to the accounting for and reporting a change in an accounting principal. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. FAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005. The Company adopted FAS 154 beginning January 1, 2006. Because SAS 154 is directly dependent upon future events, the Company cannot determine what effect, if any, the adoption of FAS 154 will have on its financial condition, results of operations or cash flows.

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 3-           INSTALLMENT DEBT
                  ----------------

                  Installment debt consists of approximately 11 notes for various pieces of equipment. The Company has not reflected the asset value on the books because the assets are considered to have no value remaining.


                  These assets are however collateral for the debt. The Company has reflected these balances in the condensed consolidated balance sheet as installment debt and in accounts payable. The portion in accounts payable represents the amounts overdue, and the portion in installment debt represents the amounts still due under the agreements. The installment debt liability at June 30, 2006 is $0, as all amounts have been reclassified as accounts payable.

                  Installment debt also consists of two subsidiary equipment leases, which are reflected in fixed assets. The liability is $59,301 at June 30, 2006, of which $32,001 is current and $27,300 is due through fiscal 2009.


NOTE 4-           NOTES PAYABLE
                  -------------
                  The Company borrowed a total of $1,077,955 from 22 different individuals during 1999 through the present, at interest rates ranging from 7-12%, with no collateral and payment terms of 2 or 3 years. As of June 30, 2006, all amounts unpaid are overdue. As of June 30, 2006 the balance of the note payable was $772,311 and the accrued interest totaled $620,908. These amounts are reflected as current liabilities in the condensed consolidated balance sheet.

                  In accordance with the purchase agreement between the Company and Internet Business Consulting and AppState.net, LLC, the Company entered into two separate note agreements.

                  The Company agrees to make 12 monthly payments of $8,334 with the first payment due with the signing of the agreement. The Company completed those payments in March 2006. The Company also entered into an agreement to make 24 payments of $20,000 all due no later than the 1st day of the month following completion of IBC's and AppState's audits (April 2005) and then on the 1st day of each subsequent month thereafter until paid in full. IBC and AppState may, at their option up and until all payments have been made, have any or all of this paid as part of an employment contract with James Hollis, the owner of IBC, as compensation. The Company has made 15 of these payments and has a remaining balance of $180,000 classified as a current liability under the caption, Acquisition Contracts.

                  In association with the acquisition of Futura, Inc., the Company agreed to make 3 installment payments in $25,000 increments on June 1, 2006, September 1, 2006 and December 1, 2006. The June 1 payment has been made and the balance of $50,000 is classified as a current liability under the caption, Acquisition Contracts.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 5-           CONVERTIBLE DEBENTURES
                  ----------------------

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

                  The Company sold a security for $25,000 to one entity in January 2005. This debenture, which was for services rendered, also accrues interest at 10% per annum and was due January 31, 2006. The conversion price is $.10 per common share. No conversion or repayment of the debenture has occurred at June 30, 2006.

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

                  The Company sold a security for $257,500 to one entity in March 2006. This debenture, which was for services rendered, accrues interest at 9% per annum and is due May 15, 2007. In the event the Company receives funding in the amount of at least Six Hundred Thousand Dollars ($600,000), Forty Five Thousand Dollars ($45,000) immediately becomes due and payable to the holder. The conversion price is $.05 per common share.

                  DERIVATIVE LIABILITY
                  --------------------

                  On March 27, 2006, the Company entered into a securities purchase agreement with Cornell Capital Partners L.P. providing for the sale by the Company to Cornell of our 12% secured convertible debentures in the aggregate principal amount of $600,000 of which $200,000 was

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 5-           CONVERTIBLE DEBENTURES CONTINUED
                  --------------------------------

                  DERIVATIVE LIABILITY CONTINUED
                  ------------------------------

                  advanced immediately. The second installment of $200,000 was advanced on April 18, 2006. The last installment of $200,000 will be advanced two (2) business days after the date the registration statement is declared effective. On August 14, 2006, the registration statement for 22,500,000 shares of common stock for Cornell Capital Partners L.P. was declared effective. The Company was liable for liquidated damages up to 2% per month for failure to have an effective registration statement by July 25, 2006. Cornell Capital Partners has verbally agreed to waive said damages. The Company received the 3rd installment of $200,000 August 17, 2006, part of which was used to pay down outstanding debts, and the remainder is being held in an escrow account until the 10QSB is filed.

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

                  In accordance with SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK", the conversion feature associated with the $600,000 convertible debenture represents an embedded derivative. The Company had recognized the embedded derivative in the amount of $216,317 as a liability in the accompanying consolidated balance sheet, and it is now measured it at its estimated fair value of $47,274. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:


                  Fair market value of stock                  $0.20
                  Exercise price                              $0.18
                  Dividend yield                              0.00%
                  Risk free interest rate                     4.00%
                  Expected volatility                       192.95%
                  Expected life                           5.0 Years

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)


NOTE 5-           CONVERTIBLE DEBENTURES CONTINUED
                  --------------------------------

                  DERIVATIVE LIABILITY CONTINUED
                  ------------------------------

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
                  Expected life                             5.0 Years

                  The allocation of the proceeds of the convertible debenture to the warrants and the recognition of the embedded derivative resulted in discounts to the convertible debenture of $154,255 and $45,745, respectively. The discount on debt of $200,000 is being amortized to interest through March 31, 2009 using the effective interest method. The current debt discount balance is $183,333.

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 5-           CONVERTIBLE DEBENTURES CONTINUED
                  --------------------------------

                  DERIVATIVE LIABILITY CONTINUED
                  ------------------------------

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


NOTE 6-           STOCKHOLDERS' DEFICIT
                  ---------------------

                  COMMON STOCK
                  ------------

                  As of June 30, 2006, the Company has 100,000,000 shares of common stock authorized, 77,985,587 issued and 62,985,587 outstanding and 15,000,000 shares held in escrow as collateral.

                  There were no common stock transactions for the three months ended June 30, 2006.


                  PREFERRED STOCK
                  ---------------

                  The Company has 5,000,000 shares of preferred stock authorized and 4,000,000 shares of preferred stock issued and outstanding as of June 30, 2006.

                  There were no preferred stock transactions for the three months ended June 30, 2006.

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)


NOTE 7-           GOING CONCERN
                  -------------

                  As shown in the accompanying consolidated financial statements the Company has sustained net operating losses for the three months ended June 30, 2006 and the years ended March 31, 2006 and 2005, and has sustained large accumulated deficits. In addition, the Company has sold off its operations in Colorado, Oregon and California, and was operating essentially as a shell company up until January 2005, when it acquired Internet Business Consulting/AppState.net, LLC. This raises substantial doubt about the Company's ability to continue as a going concern.

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


NOTE 8-           PROVISION FOR INCOME TAXES
                  --------------------------

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

                  At June 30, 2006, net deferred tax assets approximated the following:

                  Deferred tax assets               $8,809,000
                  Less:  valuation allowance        (8,809,000)
                                                    -----------
                                                    $      -0-
                                                    ===========

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)


NOTE 8-           PROVISION FOR INCOME TAXES (CONTINUED)
                  --------------------------------------

                  At June 30, 2006, the Company had accumulated deficits approximating $26,000,000 available to offset future taxable income through 2022. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.


NOTE 9-           LITIGATION/ ARBITRATION
                  -----------------------

                  The Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. As of June 30, 2006, the Company has recognized the full liability for all amounts that are due.

                  On December 1, 2004, a judgment was entered against Internet Ventures, Inc., the predecessor Company, in favor of Catherine and Joe Santistevan in the amount of $1,367,500. After discussions with legal counsel, the Company believed the amount of the judgment would be mitigated in a full hearing on the matter, which the company intended to vigorously pursue. The Company currently has $487,754 recorded in notes and interest payable. The judgment was under submission to be set aside by the Judge of the Superior Court of San Joaquin County, Stockton, CA. On July 14, 2005, the Company received notice from the Superior Court of San Joaquin that the judgment was upheld. The Company has appealed this decision, and in addition, Company legal counsel is currently in negotiations with plaintiff's counsel to settle the matter amicably. A contingent liability in the amount of $934,136 has been established.

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

                    IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)


NOTE 9-           LITIGATION/ ARBITRATION (CONTINUED)
                  -----------------------------------

                  On October 7, 2005, a Complaint for Damages was filed in Superior Court of the State of California, County of San Joaquin, Case No. CV027700, by Annette S. Paoletti as Successor Trustee of the Clare P. Evelyn B. McEnerney Family Trust. No dollar amount was stated. A note payable and accrued interest in the amount of $248,282 is recorded in notes payable and interest on notes payable. Company's counsel has answered the complaint and is currently in negotiations with plaintiff's counsel to settle the matter amicably.

                  On June 14, 2006, the Company was notified of a Demand for Arbitration to obtain judgment on a settlement default of $28,000. This amount is recorded in accounts payable.


NOTE 10-          SUBSEQUENT EVENTS
                  -----------------

                  The Company's obligations under the purchase agreement with Cornell Capital Partners are secured by substantially all of its assets and the assets of its subsidiaries. As further security for its obligations thereunder, Nyhl Henson, Chief Executive Officer, and Charles Roodenburg, Chief Operating Officer, have granted a security interest in an aggregate of 925,000 shares of their common stock and 3,300,000 shares of their Series A Preferred Stock. The Company also granted a security interest in 15,000,000 shares of its stock, issued from treasury. On July 14, 2006, the Company entered into an agreement with Cornell Capital Partners to cancel the security interest in the 15,000,000 shares. These shares were subsequently returned and cancelled.

                  On August 14, 2006, the registration statement for 22,500,000 shares of common stock for Cornell Capital Partners L.P. was declared effective. The Company was liable for liquidated damages up to 2% per month for failure to have an effective registration statement by July 25, 2006. Cornell Capital Partners has verbally agreed to waive said damages.

                  The Company received the 3rd installment of $200,000 August 17, 2006, part of which was used to pay down outstanding debts, and the remainder is being held in an escrow account until the 10QSB is filed.

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

On January 31, 2005, we completed the purchase of Internet Business
Consulting, Inc. ("IBC") and AppState.Net, LLC ("AppState") from James R. Hollis by acquiring 100% of the stock of IBC and AppState. In consideration for the IBC and AppState stock, we issued an aggregate of 2,674,312 shares of common stock and agreed to pay an aggregate of $580,000 over two years. IBC is a leading provider of turnkey wireless networks that has the expertise required to engineer, install, and support wireless applications and solutions.
AppState is an Internet Service Provider ("ISP") founded in July 1999. In February 2005, we launched the Company's nationally branded fixed wireless broadband service, Lickity-SplitSM, at AppState.

On February 6, 2006 we entered into a Purchase Agreement to acquire 100% of the outstanding stock of Futura, Inc. from Francis and Lois Allen, the shareholders of Futura, Inc. In consideration for the Futura stock, we paid to the Allens $150,000 in cash (to be paid over a 10-month period) and $550,000 in shares of the Company's restricted common stock (an aggregate of 2,813,299 shares calculated as of the close of the transaction). Futura is an Internet Service Provider founded in 1995 in Cabot, Arkansas, that provides dialup and DSL broadband Internet access, and associated services such as Email spam and virus filtering, VoIP telephony, "Kid Safe" surfing (Parental Control), and web accelerator services, to communities surrounding Little Rock Arkansas including Cabot, Carlisle, Clarendon, DeValls Bluff, DeWitt, England, Hazen, Jacksonville, and Stuttgart.

We expect operating losses and negative operating cash flows to continue for at least the next twelve months, because of expected additional costs and expenses related to brand development, marketing and other promotional activities, strategic relationship development and potential acquisitions of related complementary businesses.


RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared With Three Months Ended June 30, 2005
-------------------------------------------------------------------------------

Revenue for the three months ended June 30, 2006 was $662,123 compared to $777,836 for the three months ended June 30, 2005. There was a decrease of $120,100 in corporate consulting fees and a decrease in IBC equipment sales of $192,077, offset by an increase in internet services provided by AppState.net of $33,764 and sales of internet services for the newly acquired Futura, Inc. of $162,700.

IBC's revenue for the three months ended June 30, 2006 consisted of equipment sales of $398,662, consulting services of $3,072, and other miscellaneous services of $500. AppState posted revenue for internet services of $68,398 and $5,691 in equipment sales for the three months ended June 30, 2006. Futura, Inc. posted sales for internet services of $162,700 for the three months ended June 30, 2006. The Company also received $23,100 as management and consulting fees.

Cost of operations for the three months ended June 30, 2006 were $427,853 compared to $488,622 for the three months ended June 30, 2005. This decrease was due to a reduction in costs for IBC of $124,082, offset by an increase in costs at AppState.net of $673 and an increase of $62,640 for the costs at newly acquired Futura, Inc. Cost of operations includes the cost of wireless equipment and services sold by IBC and the cost of wireless equipment and internet data services sold by AppState.net and Futura.

General and administrative expenses for the three months ended June 30, 2006 were $432,631 compared to $335,062 for the three months ended June 30, 2005. The largest component of expense for the three months ended June 30, 2006 consisted of employee compensation of $244,051, and an increase of $87,284 were expenses for the newly acquired Futura, Inc.

Selling expenses for the three months ended June 30, 2006 were $2,604, compared to selling expenses of $4,123 for the three months ended June 30, 2005. The decrease was a general reduction in advertising.

Depreciation and amortization expense was $28,230 for the three months ended June 30, 2006, compared to depreciation expense of $4,259 for the three months ended June 30, 2005. There was an increase of $7,304 in depreciation of equipment acquired at AppState.net and equipment of the newly acquired Futura, Inc. There was $16,667 in amortization for the discount on debt associated with the Cornell Capital LP debentures.

The Company incurred interest expenses of $80,176 in the three months ended June 30, 2006, compared to $62,336 for the three months ended June 30, 2005. This increase was due to interest on additional notes and debentures.

The Company had other income of $29,590 in the three months ended June 30, 2006, compared to $50,105 in the three months ended June 30, 2005. In the three months ended June 30, 2006, management evaluated the allowance for bad debt and determined that it should be reduced from the prior year end.

The Company also had other income of $169,043 in the three months ended June 30, 2006 resulting from the gain on the revaluation of the derivative liability associated with the Cornell Capital LP debentures.

The Company incurred no litigation damages in the three months ended June 30, 2006, compared to $934,136 incurred in the three months ended June 30, 2005, which was a contingency on a judgment that is still under appeal and being negotiated (see Part II, Item I, Legal Proceedings).

Due to the above factors, our net loss for the three months ended June 30, 2006 decreased to $110,702 from a net loss of $1,008,221 for the three months ended June 30, 2005. Basic and diluted loss per share for the three months ended June 30, 2006 was $0.00, compared to a loss of $0.01 for the three months ended June 30, 2005.



LIQUIDITY AND CAPITAL RESOURCES

In the three months ended June 30, 2006, we continued to spend cash to fund our operations. Cash used by operating activities for three months ended June 30, 2006 equaled $58,208, and consisted of a net loss of $110,702, a gain on revaluation of derivatives and an increase in depreciation of $140,813, an increase in accounts payable and liabilities of $96,735 and a decrease in inventory, accounts receivable and other assets of of $96,572. For the comparable period in 2005, cash provided by operating activities equaled $112,974 and consisted of a net loss of $1,008,221, an increase in depreciation of $4,259, an increase in other current assets of $42,224, and an increase in accounts payable of $1,159,160.

We used net cash of $5,074 in investing activities for the three months ended June 30, 2006, due to the purchase of fixed assets at Futura. For the comparable period in 2005, net cash of $10,773 was used for the purchase of fixed assets.

Cash flow from financing activities for the three months ended June 30, 2006 produced a net increase in cash of $87,310 consisting principally of $200,000 in proceeds from a convertible debenture and $5,000 in proceeds from a note payable, offset by an increase of $1,116 in payments on installment notes, $6,386 in payments on capital lease obligations, $60,189 payment on officer loans and $49,999 in payments for equity financing. Cash flow from financing activities for the three months ended June 30, 2005 produced a net decrease in cash of $219,487 which resulted from $162,866 in proceeds from a convertible debentures, offset by $3,871 payments on installment debt and $378,482 in payments on notes payable.

As of June 30, 2006, we had cash and cash equivalents amounting to $257,572 an increase of $24,028 from the balance at March 31, 2006. Our working capital deficit increased to $5,046,507 at June 30, 2006 from $4,832,575 at March 31, 2006; and decreased to $4,757,796 at June 30, 2005, from $6,435,549 at March 31,
2005.

As of June 30, 2006, we had an accumulated operating deficit of $25,755,358 and negative stockholders' equity of $1,235,099.

The Company's principal source of operating capital has been provided by the sale of its stock and securities, corporate consulting services, and operations of its wholly owned subsidiaries.

On March 27, 2006, the Company entered into a securities purchase agreement with Cornell Capital Partners L.P. providing for the sale by the Company to Cornell of our 12% secured convertible debentures in the aggregate principal amount of $600,000 of which $200,000 was advanced immediately. The second installment of $200,000 was advanced on April 18, 2006 upon the filing of the SB2 Registration Statement. The last installment of $200,000 will be advanced two (2) business days after the date the registration statement is declared effective. On August 14, 2006, the registration statement for 22,500,000 shares of common stock for Cornell Capital Partners L.P. was declared effective. The Company was liable for liquidated damages up to 2% per month for failure to have an effective registration statement by July 25, 2006. Cornell Capital Partners has verbally agreed to waive said damages. The Company received the 3rd installment of $200,000 August 17, 2006, part of which was used to pay down outstanding debts, and the remainder is being held in an escrow account until the 10QSB is filed.

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

On May 22, 2006, the Company borrowed $5,000 on a Promissory Note with a maturity date of May 22, 2007. The note carries no interest.

We anticipate incurring expenditures for acquisitions in excess of $1,000,000 to expand our operations during the next twelve months, and believe that the current cash flows generated from revenues will not be sufficient to fund this anticipated expansion. We will require additional funding to finance our operations through private and public debt or equity offerings. However, there is no assurance that we can obtain such financing. We also anticipate receiving recurring revenues from ISP management services but no management service contracts have been executed at this time. There can be no assurance that we will secure these contracts. As shown in the accompanying consolidated financial statements, we have sustained net operating losses for the three months ended June 30, 2006 and the years ended March 31, 2006 and 2005, and have a large accumulated stockholders' deficit. In addition, we sold our operations in Colorado, Oregon and California, and were operating as a shell company up until January 2005, when we acquired IBC and AppState. This raises substantial doubt about the our ability to continue as a going concern

Risk Factors and Cautionary Statements
--------------------------------------

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING Prior to the acquisitions of IBC and AppState, we operated as a shell company with no significant operations. Since then, we have incurred substantial losses from operations, and expect to incur net losses for the foreseeable future. We incurred a net loss of $263,590 for the three months ended June 30, 2006. If our growth is slower than anticipated or operating expenses exceed expectations, losses will be significantly greater. We may never achieve profitability. Primarily as a result of these recurring losses, and because we operated as a shell company prior to the acquisition of IBC and AppState, our independent certified public accountants modified their report on the March 31, 2006 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

Our operating plan for the following twelve months is focused on the acquisition of ISPs. It is our estimate that a cash requirement of $2,000,000 to $5,000,000 is required to support this plan for the next twelve months. During the year ended March 31, 2006, we received an aggregate of $800,000 from the issuance of common stock. During the three months ended June 30, 2006 we received nothing from the issuance of common stock. We are actively seeking additional funding. There can be no assurance that the required additional financing will be available on terms favorable to us or at all.

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

WE MAY NOT BE SUCCESSFUL IN INTEGRATING THE MANAGEMENT TEAMS OF IBC WIRELESS, APPSTATE AND FUTURA, WHICH COULD ADVERSELY AFFECT THE LEADERSHIP OF OUR COMPANY, DIVERT MANAGEMENT TIME AND ADVERSELY AFFECT THE BUSINESS AND RESULTS OF OPERATIONS.

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

Based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, our Chief Executive Officer and Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly effect these controls subsequent to the date of management's evaluation.





                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
--------------------------


On December 1, 2004, a judgment was entered against Internet Ventures, Inc., our predecessor company, in favor of Catherine and Joe Santistevan in the amount of $1,367,500 (Case No. CV022344). The Santistevans filed the suit against Internet Ventures, Inc. to enforce obligations under a promissory note issued by Internet Ventures, Inc. in August 2000. After discussions with legal counsel, we believed the amount of the judgment would be mitigated in a full hearing on the matter, which we intended to vigorously pursue. We currently have $459,755 recorded in notes and notes interest payable, and a contingent liability in the amount of $934,136 has been established. On July 14, 2005, we received notice from the Superior Court of San Joaquin County, Stockton, California that the motion to set aside the default judgment was denied. That decision was appealed. In addition, our legal counsel is currently in negotiations with plaintiff's counsel to settle the matter amicably.

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

On June 14, 2006, the Company was notified of a Demand for Arbitration to obtain judgment on a settlement default of $28,000. This amount is recorded in accounts payable.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------

The Company issued no unregistered equity securities during the three months ended June 30, 2006.


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


ITEM 5. OTHER INFORMATION.
--------------------------

SUBSEQUENT EVENTS

The Company's obligations under the purchase agreement with Cornell Capital Partners are secured by substantially all of its assets and the assets of its subsidiaries. As further security for its obligations thereunder, Nyhl Henson, Chief Executive Officer, and Charles Roodenburg, Chief Operating Officer, have granted a security interest in an aggregate of 925,000 shares of their common stock and 3,300,000 shares of their Series A Preferred Stock. The Company also granted a security interest in 15,000,000 shares of its stock, issued from treasury. On July 14, 2006, the Company entered into an agreement with Cornell Capital Partners to cancel the security interest in the 15,000,000 shares. These shares were subsequently returned and cancelled.

On August 14, 2006, the registration statement for 22,500,000 shares of common stock for Cornell Capital Partners L.P. was declared effective. The Company was liable for liquidated damages up to 2% per month for failure to have an effective registration statement by July 25, 2006. Cornell Capital Partners has verbally agreed to waive said damages.

The Company received the 3rd installment of $200,000 August 17, 2006, part of which was used to pay down outstanding debts, and the remainder is being held in an escrow account until the 10QSB is filed.


ITEM 6. EXHIBITS
----------------

Exhibit Number             Title Of Exhibit
--------------             ----------------

2.1                Agreement and Plan of Reorganization(2)

2.2                Certificate of Amendment to Articles of Incorporation(2)

2.3 Certificate of Amendment to Articles of Incorporation increasing authorized shares of common stock (6)

2.4 Business Purchase Agreement Between IVI Communications, Inc., Internet Business Consulting, Inc. and AppState.Net, LLC.(9)

2.5 Purchase Agreement between IVI Communications, Inc. and Francis and Lois Allen (11)

3.1                Articles of Incorporation(2)

3.2                Bylaws (2)

3.3 Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Nevada on March 20, 2006.(12)

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

10.14              Consulting Contract between IVIC and 729759 Alberta Ltd.
                   dated September 19, 2005 (10)

10.15 Channel Partner Agreement between IVIC and TeleMedium Corporation dated October 11, 2005 (10)

10.16 Letter of Intent between IVIC and Larry W. Barnes dated October 12, 2005 (10)

10.17 Letter of Intent between IVIC and Larry W. Barnes dated October 12, 2005 (10)

10.18              Securities Purchase Agreement, dated March 27, 2006 (13)

10.19              Investor Registration Rights Agreement dated March 27, 2006
                   (13)

10.20              Pledge and Escrow Agreement (Issuer) dated March 27, 2006(13)

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

10.28 Amendment to Pledge Agreement with Cornell Partners dated July 13, 2006) (15)

14                 Code of Ethics (2)

16.1               Malone & Bailey, PLLC letter on change in accountants(4)

21                 Subsidiaries of IVI Communications, Inc. (14)

23.1               Consent of Sichenzia Ross Friedman Ference LLP (15)

23.2               Consent of Bagel, Josephs & Company, LLC (15)

31.1 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer of the Registrant

31.2 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer of the Registrant

32.1               Section 906 Certification by Chief Executive Officer

32.2               Section 906 Certification by Chief Financial Officer

___________

(1) Incorporated by reference to the exhibits filed in the Company's Form 10QSB/A filed on March 8, 2004, File No 000-32797
(2) Incorporated by reference to the exhibits filed in the Company's Form 10KSB/A filed on March 8, 2004, File No 000-32797
(3) Incorporated by reference to the exhibits filed in the Company's Form S-8 on June 29, 2004, File No 333-116954
(4) Incorporated by reference to the exhibits filed in the Company's Form 8-K filed on July 7, 2004, File No 000-32797
(5) Incorporated by reference to the exhibits filed in the Company's Form 10KSB filed on July 14, 2004, File No 000-32797
(6) Incorporated by reference to the exhibits filed in the Company's Form 10QSB filed on August 16, 2004, File No 000-32797
(7) Incorporated by reference to the exhibits filed in the Company's Form S-8 on November 11, 2004, File No 333-120231
(8) Incorporated by reference to the exhibits filed in the Company's Form 10QSB filed on November 15, 2004, File No 000-32797
(9) Incorporated by reference to the exhibits filed in the Company's Form 8-K filed on February 4, 2005,File No 000-32797
(10) Incorporated by reference to the exhibits filed in the Company's Form 10QSB filed on November 21, 2005, File No 000-32797
(11) Incorporated by reference to the exhibits filed in the Company's Form 8-K filed on February 21, 2006, File No 000-32797
(12) Incorporated by reference to the exhibits filed in the Company's Form 8-K filed on March 24, 2006, File No 000-32797
(13) Incorporated by reference to the exhibits filed in the Company's Form 8-K filed on March 31, 2006, File No 000-32797
(14) Incorporated by reference to the exhibits filed in the Company's Form SB-2 filed on April 19, 2006, File No 333-133409
(15) Incorporated by reference to the exhibits filed in the Company's Form SB-2 filed on July 25, 2006, File No 333-136034

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:      August 21, 2006             By:    /s/ Nyhl Henson
                                              ------------------------
                                              Nyhl Henson
                                              Chief Executive Officer




Date:      August 21, 2006            By:      /s/ Charles Roodenburg
                                               ----------------------
                                               Charles Roodenburg
                                               Chief Financial Officer

Exhibit 31.1
                                 CERTIFICATIONS

         I, Nyhl Henson, certify that:

         1. I have reviewed this Quarterly Report on Form 10-QSB of IVI Communications, Inc.;

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this Quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: August 21, 2006                   /s/ Nyhl Henson
                                        -------------------------
                                        Nyhl Henson, Chief Executive Officer