Form 10QSB
period 2006-09-30
IVI COMMUNICATIONS INC
filed 2006-11-20
CIK 1140878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Mark one
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2006

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________to_______________

000 32797
Commission File Number

IVI COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0965560 (I.R.S. Employer Identification No.)

IVI COMMUNICATIONS, INC.
555 H St., Suite H, Eureka, CA 95501

(Address of principal executive offices) (Zip Code)

(707) 444-6617

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No (  )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

The number of shares outstanding of the registrant's common stock as of September 30, 2006 was 78,245,430.

IVI COMMUNICATIONS, INC.
FORM 10-QSB

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

Condensed Consolidated Balance Sheet as of September 30, 2006 (Unaudited)	F-1

Condensed Consolidated Statements of Operations for the Six Months and Three Months Ended September 30, 2006 and 2005 (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the Six Months and Three Months Ended September 30, 2006 and 2005 (Unaudited)	F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
SEPTEMBER 30, 2006

ASSETS

2006
CURRENT ASSETS
Cash and cash equivalents	$152,211
Accounts receivable, net of allowance $39,390	234,054
Inventory	86,795
Other current assets	15,775

Total current asset	488,835

Fixed Assets, net of $50,937 in accumulated depreciation	96,016

OTHER ASSETS
Goodwill, net of impairment	4,112,482

TOTAL ASSETS	$4,697,333

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Current portion of notes payable	$467,311
Accounts payable and accrued liabilities	2,682,744
Current portion of obligations under capital lease	30,677
Acquisition contracts	145,000
Litigation Settlement	450,000
Deferred revenue	8,454
Liability for stock payable	218,700
Derivative liability	51,588
Convertible debentures, net of discount $166,666	450,084
Total current liabilities	4,504,558

LONG-TERM LIABILITIES
Convertible debentures, long term	600,000
Obligations under capital lease, net of current portion	22,337
Loan payable officer	373,507
Total long-term liabilities	995,844

TOTAL LIABILITIES	5,500,402

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY
Common stock, $.001 par value; 100,000,000 shares authorized;
78,245,430 issued and outstanding	49,697
Additional paid-in capital	154,255

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 par value; 5,000,000 shares authorized;
4,000,000 issued and outstanding	4,000
Common stock, $.001 par value; 100,000,000 shares authorized;
78,245,430 issued and outstanding	28,549
Prepaid consulting fees	(827,083)
Additional paid-in capital	25,067,261
Accumulated deficit	(25,279,748)
Total stockholders' (deficit)	(803,069)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$4,697,333

The accompanying notes are an integral part of these condensed consolidated financial statements

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE SIX MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	SIX MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2006	2005	2006	2005

OPERATING REVENUE	$1,123,226	$1,442,100	$461,103	$664,264

COST OF OPERATIONS	776,635	963,171	348,782	474,549

GROSS PROFIT	346,591	478,929	112,321	189,715

OPERATING EXPENSES
Selling	7,092	13,557	4,488	9,434
General and administrative	937,460	1,086,261	504,831	751,199
Depreciation and amortization	58,326	13,870	30,096	9,611

Total operating expenses	1,002,878	1,113,688	539,415	770,244

OPERATING (LOSS)	(656,287)	(634,759)	(427,094)	(580,529)

OTHER INCOME (EXPENSES)
Other income	1,032,913	166,408	1,003,323	116,303
Gain on Revaluation of Derivatives	164,729	-	(4,314)	-
Litigation damages	-	(934,136)	-	-
Other expense	-	(646)	-	-
Interest expense	(176,659)	(127,922)	(96,483)	(65,586)
Interest income	211	-	175	-
Total other income (expense)	1,021,194	(896,296)	902,701	50,717

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	364,907	(1,531,055)	475,607	(529,812)
Provision for income taxes	-	-	-	-

NET INCOME (LOSS) ATTRIBUTED TO
COMMON SHAREHOLDERS	$364,907	$(1,531,055)	$475,607	$(529,812)

BASIC INCOME (LOSS) PER SHARE	$0.00	$(0.02)	$0.01	$(0.01)

DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.02)	$0.00	$(0.01)

AVERAGE WEIGHTED NUMBER OF COMMON
SHARES OUTSTANDING
BASIC	75,919,983	62,936,648	73,876,832	63,781,455
DILUTED	106,447,688	62,936,648	104,404,537	63,781,455

The accompanying notes are an integral part of these condensed consolidated financial statements

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$364,907	$(1,531,055)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Common stock issued for services and compensation	160,417	440,750
Beneficial interest on debt conversion	8,502	-
Depreciation	24,993	13,870
Amortization	33,333	-
Gain on revaluation of derivatives	(164,729)	-

Changes in assets and liabilities
Decrease in accounts receivable, net	88,752	32,277
(Increase) decrease in inventory	58,600	(14,039)
(Increase) decrease in other current assets	(25,953)	2,997
Decrease in other assets	6,513	-
Increase in accounts payable and accrued liabilities	11,216	486,928
(Decrease) in contingent liability	(484,782)	-
(Decrease) in acquisition contracts	(150,000)	-
(Decrease) in deferred revenue	(6,837)	-
Total adjustments	(439,975)	962,783

Net cash (used in) operating activities	(75,068)	(568,272)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(29,690)	(26,386)
Net cash (used in) investing activities	(29,690)	(26,386)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	397,500	767,311
Proceeds from officer loans	-	155,795
Payments on installment note payable	(28,789)	(206,253)
Payments on note payable	(300,000)	(465,327)
Payments on officer loans	(45,286)	-
Proceeds from the issuance of common stock	-	400,000
Net cash provided by financing activities	23,425	651,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(81,333)	56,868

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	233,544	124,071

CASH AND CASH EQUIVALENTS - END OF PERIOD	$152,211	$180,939

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$3,682	$2,345
Income taxes paid	-	7,715

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Common stock issued and liability incurred for prepaid consulting fees, classified as equity	$987,500	$-
Debt incurred for stock to be issued	$218,700	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2006 and 2005.

The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2006, the Company had $30,966 in excess of the insured limit.

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
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses are included in selling expenses in the condensed consolidated statements of operations for the six months ended September 30, 2006 and 2005.

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

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts at September 30, 2006 is $39,390.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share of Common Stock

Historical net earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30	September 30
	2006	2005

Net income (loss)	$364,907	$(1,531,055)

Weighted-average common shares
Outstanding (Basic)	75,919,983	62,936,648

Weighted-average common stork
Equivalents
Stock options	-0-	-0-
Warrants	30,527,705	-0-

Weighted-average common shares
Outstanding (Diluted)	106,447,688	62,936,648

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for September 30, 2006 because inclusion would have been antidilutive. At September 30, 2006 and 2005, there were 30,527,705 and 527,705 warrants, and 0 and 1,334,000 options available, respectively.

Goodwill and Other Intangible Assets

In September 2001, the FASB issued Statement No. 142 “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company recorded $3,437,548 in goodwill in its acquisition of Internet Business Consulting and AppState.Net, LLC. The Company recorded $674,934 in goodwill in its acquisition of Futura, Inc. on February 6, 2006. Goodwill is tested for impairment annually, therefore there is no impairment as of September 30, 2006.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

Employee stock awards under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and the Company has adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123”.

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments

The Company has an outstanding convertible debt instrument that contains an embedded derivative. The Company accounts for this derivative in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” In accordance with the provisions of FAS No. 133 and EITF Issue No. 00-19, the embedded derivative is required to be bifurcated from the debt instrument and recorded as a liability at fair value on the consolidated balance sheet. Changes in the fair value of the derivative is recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense). As of September 30, 2006, the fair value of the derivatives was $51,588. A gain in revaluation of the derivative for the six months ended September 30, 2006 was $164,729.

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

In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. FAS151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FAS151 is effective for the Company in 2006. FAS 151 did not have a material impact on its results or financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in FAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 is effective for the year ended December 31, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS 154, “Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” FAS154 changes the requirements, with regard to the accounting for and reporting a change in an accounting principal. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. FAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005. The Company adopted FAS 154 beginning January 1, 2006. Because SAS 154 is directly dependent upon future events, the Company cannot determine what effect, if any, the adoption of FAS 154 will have on its financial condition, results of operations or cash flows.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 155, Accounting for Certain Hybrid Financial Instruments. FAS No. 155 replaces FAS No. 133 Accounting for Derivative Instruments and Hedging Activities, and FAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company is currently analyzing whether this new standard will have impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. The Company is currently analyzing whether this new standard will have impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008 The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 3-	INSTALLMENT DEBT

Installment debt consists of approximately 11 notes for various pieces of equipment. The Company has not reflected the asset value on the books because the assets are considered to have no value remaining.

These assets are however collateral for the debt. The Company has reflected these balances in the condensed consolidated balance sheet as installment debt and in accounts payable. The portion in accounts payable represents the amounts overdue, and the portion in installment debt represents the amounts still due under the agreements. The installment debt liability at September 30, 2006 is $0, as all amounts have been reclassified as accounts payable.

Installment debt also consists of two subsidiary equipment leases, which are reflected in fixed assets. The liability is $53,014 at September 30, 2006, of which $30,677 is current and $22,337 is due through fiscal 2009.

NOTE 4-	NOTES PAYABLE

The Company borrowed a total of $1,077,955 from 22 different individuals during 1999 through the present, at interest rates ranging from 7-12%, with no collateral and payment terms of 2 to 3 years. As of September 30, 2006, all amounts unpaid are overdue. As of September 30, 2006 the balance of the note payable was $462,311 and the accrued interest totaled $464,327. These amounts are reflected as current liabilities in the condensed consolidated balance sheet.

In accordance with the purchase agreement between the Company and Internet Business Consulting and AppState.net, LLC, the Company entered into two separate note agreements.

The Company agrees to make 12 monthly payments of $8,334 with the first payment due with the signing of the agreement. The Company completed those payments in March 2006. The Company also entered into an agreement to make 24 payments of $20,000 all due no later than the 1st day of the month following completion of IBC’s and AppState’s audits (April 2005) and then on the 1st day of each subsequent month thereafter until paid in full. IBC and AppState may, at their option up and until all payments have been made, have any or all of this paid as part of an employment contract with James Hollis, the owner of IBC, as compensation. The Company has made 18 of these payments and has a remaining balance of $120,000 classified as a current liability under the caption, Acquisition Contracts.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 4-	NOTES PAYABLE (Continued)

In association with the acquisition of Futura, Inc., the Company agreed to make 3 installment payments in $25,000 increments on June 1, 2006, September 1, 2006 and December 1, 2006. The June 1 and September 1 payments have been made and the balance of $25,000 is classified as a current liability under the caption, Acquisition Contracts.

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

The Company sold units of securities for $215,000 to 14 individuals/entities in December 2004. The debentures accrue interest at 10% per annum and were due December 31, 2005. The conversion price was $.10 per common share. In January 2006, the debentures were converted to 2,365,00 shares of common stock. A beneficial interest expense of $249,150 was realized on the conversion.

The Company sold a security for $25,000 to one entity in January 2005. This debenture, which was for services rendered, also accrues interest at 10% per annum and was due January 31, 2006. The conversion price is $.10 per common share. No conversion or repayment of the debenture has occurred at September 30, 2006.

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 5-	CONVERTIBLE DEBENTURES (Continued)

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

Derivative Liability

On March 27, 2006, the Company entered into a securities purchase agreement with Cornell Capital Partners L.P. providing for the sale by the Company to Cornell of our 12% secured convertible debentures in the aggregate principal amount of $600,000 of which $200,000 was advanced immediately. The second installment of $200,000 was advanced on April 18, 2006. The last installment of $200,000 was advanced on August 16, two (2) business days after the date the registration statement was declared effective.

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

On August 22, 2006, the debenture holder converted $5,000 of principal for 158,730 shares of common stock; the conversion price was $.0315, 90% of the lowest closing bid price of $.035 during the prior 30 days.

On September 21, 2006, the debenture holder converted $10,000 of principal for 336,700 shares of common stock; the conversion price was $.0297, 90% of the lowest closing bid price of $.033 during the prior 30 days.

A holder of the Convertible Debenture may not convert or receive shares as payment of interest to the extent such conversion or receipt of such interest payment would result in the holder, together with any affiliate of the holder, beneficially owning in excess of 4.99% of the then issued and outstanding shares of Common Stock, including shares issuable upon conversion of, and payment of interest.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 5-	CONVERTIBLE DEBENTURES (Continued)

Derivative Liability (Continued)

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, the conversion feature associated with the $600,000 convertible debenture represents an embedded derivative. The Company had recognized the embedded derivative in the amount of $216,317 as a liability in the accompanying condensed consolidated balance sheet, and it is now measured it at its estimated fair value of $51,588. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 5-	CONVERTIBLE DEBENTURES (Continued)

Derivative Liability (Continued)

On August 8, 2006 the Company issued stock at a market price of $.04. In accordance with the agreement, this increased the number of warrants from 3,500,000 to 30,000,000 at $.04 exercise price.

As of March 31, 2006, the fixed freestanding warrants issued in connection with the $600,000 convertible debenture has been valued at $674,417 based on a Black-Scholes pricing model using the following assumptions:

Fair market value of stock	$0.20
Exercise price	$0.30 and $0.40
Dividend yield	0.00%
Risk free interest rate	4.00%
Expected volatility	192.95%
Expected life	5.0 Years

The allocation of the proceeds of the convertible debenture to the warrants and the recognition of the embedded derivative resulted in discounts to the convertible debenture of $154,255 and $45,745, respectively. The discount on debt of $200,000 is being amortized to interest through March 31, 2009 using the effective interest method. The current debt discount balance is $166,666.

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with Cornell providing for the registration of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants. The Company is obligated to use its best efforts to cause the registration statement to be declared effective no later than July 25, 2006 and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold. In the event of a default of the Company’s obligations under the registration rights agreement, including its agreement to file the registration statement no later than May 11, 2006, or if the registration statement is not declared effective by July 25, 2006, the Company is required to pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of its common stock equal to 2% of the liquidated value of the Debentures. On August 14, 2006, the registration statement for 22,500,000 shares of common stock for Cornell Capital Partners L.P. was declared effective. The Company was liable for liquidated damages up to 2% per month for failure to have an effective registration statement by July 25, 2006. Cornell Capital Partners has verbally agreed to waive said damages.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 5-	CONVERTIBLE DEBENTURES (Continued)

Derivative Liability (Continued)

The Company’s obligations under the purchase agreement are secured by substantially all of its assets and the assets of its subsidiaries. As further security for its obligations thereunder, Nyhl Henson, Chief Executive Officer, and Charles Roodenburg, Chief Operating Officer, have granted a security interest in an aggregate of 925,000 shares of their common stock and 3,300,000 shares of their Series A Preferred Stock. The Company also granted a security interest in 15,000,000 shares of its stock, issued from treasury.

On July 14, 2006, the Company entered into an agreement with Cornell Capital Partners to cancel the security interest in the 15,000,000 shares. These shares were subsequently returned and cancelled on July 24, 2006.

NOTE 6-	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized and 4,000,000 shares of preferred stock issued and outstanding as of September 30, 2006.

There were no preferred stock transactions for the six months ended September 30, 2006.

Common Stock

As of September 30, 2006, the Company has 100,000,000 shares of common stock authorized, 78,245,430 issued and outstanding.

For the six months ended September 30, 2006 the following common stock was issued:

August 8, 2006, 14,764,413 shares of unregistered common stock, with a fair market value of $780,000, were issued to Big Apple Consulting in accordance with a 2-year contract for consulting services. A registration statement is required by December 12, 2006 to cover these shares.

One August 22, 2006 and September 21, 2006, 158,730 and 336,700 shares respectively were issued to Cornell Capital Partners, LLC for conversion of $5,000 and $10,000 respectively of the convertible debenture. Beneficial interest expense of $8,502 was realized on this transaction.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 6-	STOCKHOLDERS’ EQUITY (Continued)

Temporary Equity

The Company is authorized to issue 100,000,000 shares of its $.001 par value Common stock. However, as of September 20, 2006, the Company did not have enough authorized stock to satisfy the redemption and conversion features of its debentures and warrants. As such, this has created a temporary equity classification within the Company. The shares and their related values have been reclassified to temporary equity.

NOTE 7-	GOING CONCERN

As shown in the accompanying consolidated financial statements the Company has sustained net operating losses for the six months ended September 30, 2006 and the years ended March 31, 2006 and 2005, and has sustained large accumulated deficits. In addition, the Company has sold off its operations in Colorado, Oregon and California, and was operating essentially as a shell company up until January 2005, when it acquired Internet Business Consulting/AppState.net, LLC. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 8-	PROVISION FOR INCOME TAXES (Continued)

At September 30, 2006, net deferred tax assets approximated the following:

Deferred tax assets	$8,600,000
Less: valuation allowance	(8,600,000)
$-0-

At September 30, 2006, the Company had accumulated deficits approximating $25,000,000 available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9-	LITIGATION/ ARBITRATION

The Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. As of September 30, 2006, the Company has recognized the full liability for all amounts that are due.

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

On September 30, 2006 a confidential Settlement Agreement and Release was entered by and among Joe and Catherine Santistevan (“Santistevans”) and IVI Communications, Inc., successor in interest defendant Internet Ventures, Inc., to set aside the default judgment entered against Internet Ventures, Inc. in the amount of $1,367,500. Under the terms of the agreement IVI Communications will pay the Santistevans a total four hundred and fifty thousand dollars ($450,000), to settle a claim of $1,367,500. If IVI Communications, Inc. defaults on the agreement, a judgment would be entered by stipulation in the amount of 1,367,500.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 9-	LITIGATION/ ARBITRATION (Continued)

The Company has six default judgments against it for a total amount of $135,367. Four of these judgments have settlements in place with total balances of $57,778. The amounts are recorded in accounts payable. One judgment in the amount of $62,328 is in favor of an equipment leasing company and is against a wholly owned subsidiary of Internet Ventures, Inc. This is recorded under accounts payable and installment debt. One judgment in the amount of $15,261 is in favor of a debenture holder against Internet Ventures, Inc. The amount is recorded in debentures payable, debenture interest payable, and accounts payable.

On October 7, 2005, a Complaint for Damages was filed in the Superior Court of the State of California, County of San Joaquin, Case No. CV027700, by Annette S. Paoletti as Successor Trustee of the Clare P. Evelyn B. McEnerney Family Trust. No dollar amount was stated. A note payable and accrued interest in the amount of $255,730 is recorded in notes payable and interest on notes payable. Company’s counsel has answered the complaint and is currently in negotiations with plaintiff’s counsel to settle the matter amicably.

On September 14, 2006, the Company was notified of a Demand for Arbitration to obtain judgment on a settlement default of $28,000. This amount is recorded in accounts payable. The default of $28,000 was settled for 280,000 shares of common stock and is recorded as a liability for stock payable.

NOTE 10-	SUBSEQUENT EVENTS

On October 4, 2006, IVI Communications held its annual shareholder meeting.

The Company increased its authorized shares of common stock from 100,000,000 to 400,000,000 common shares.

On October 10, 2006 the Company issued 280,000 shares of unregistered common stock valued at $13,720 in settlement of an outstanding judgment.

On October 17, Cornell submitted a Notice of Conversion to convert $10,000 of the Debenture for which the Company has issued 444,444 of its registered common shares at a conversion price per share of $.0225.

On November 2, 2006 the Company issued an aggregate of 1,200,000 shares of unregistered common stock to consultants as compensation for services valued at $61,200.

On November 9, Cornell submitted a Notice of Conversion to convert $20,000 of the Debenture for which the Company has issued 1,388,889 of its registered common shares at a conversion price per share of $.014

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS","BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE AMONG THOSE FACTORS THAT
IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

OVERVIEW

Our revenue and operations are derived through three wholly owned subsidiaries of IVI Communications, Inc Our business plan is to acquire and operate ISPs in rural markets and to deploy fixed wireless broadband Internet access and associated broadband services such as VoIP.

Internet BusinessConsulting, Inc. ("IBC") and AppState.Net, LLC ("AppState") are two of the operating subsidiaries. IBC is a leading provider of turnkey wireless networks that has the expertise required to engineer, install, and support wireless applications and solutions. AppState is an Internet Service Provider ("ISP") founded in July 1999. In February 2005, we launched the Company’s nationally branded fixed wireless broadband service, Lickity-SplitSM, at AppState.

On February 6, 2006 we entered into a Purchase Agreement and acquired 100% of the outstanding stock of Futura, Inc. from Francis and Lois Allen, the shareholders of Futura, Inc. Futura, Inc. is an operating subsidiary, and is an Internet Service Provider founded in 1995 in Cabot, Arkansas, that provides dialup and DSL broadband Internet access, and associated services such as Email spam and virus filtering, VoIP telephony, "Kid Safe" surfing (Parental Control), and web accelerator services, to communities surrounding Little Rock Arkansas including Cabot, Carlisle, Clarendon, DeValls Bluff, DeWitt, England, Hazen, Jacksonville, and Stuttgart.

We expect operating losses and negative operating cash flows to continue for at least the next twelve months, because of expected additional costs and expenses related to brand development, marketing and other promotional activities, strategic relationship development and potential acquisitions of related complementary businesses.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005

Revenue for the three months ended September 30, 2006 was $461,103 compared to $664,264 for the three months ended September 30, 2005. There was a decrease of $298,184 in IBC equipment sales, a decrease in corporate consulting services of $2,550, offset by an increase in internet services provided by AppState.net of $9,492 and sales of internet services for Futura, Inc. of $95,474. In consolidation, equipment sales of $7,393 were eliminated in the three months ended September 30, 2006.

IBC's revenue for the three months ended September 30, 2006 consisted of equipment sales of $280,144. AppState posted revenue for internet services of $65,030 and $4,748 in equipment sales for the three months ended September 30, 2006. Futura, Inc. posted sales for internet services of $95,474 for the three months ended September 30, 2006. The Company also received $23,100 as management and consulting fees.

Cost of operations for the three months ended September 30, 2006 were $348,782 compared to $474,549 for the three months ended September 30, 2005. This decrease was due to a reduction in equipment costs for IBC of $213,371, offset by an increase in costs at AppState.net of $7,839 and an increase of $87,158 for the costs at Futura, Inc. Cost of operations includes the cost of wireless equipment and services sold by IBC and the cost of wireless equipment and internet data services sold by AppState.net and Futura. In consolidation $7,393 in equipment costs were eliminated in the three months ended September 30, 2006.

General and administrative expenses for the three months ended September 30, 2006 were $504,831 compared to $751,199 for the three months ended September 30, 2005. The largest component of expense for the three months ended September 30, 2006 consisted of employee compensation of $222,130. There was a decrease in general and administrative expenses for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, of which $299,543 was a decrease in consulting and legal fees, offset by an increase of $43,194, 91% of which was Futura,Inc.

Selling expenses for the three months ended September 30, 2006 were $4,488, compared to selling expenses of $9,434 for the three months ended September 30, 2005. The decrease was a general reduction in advertising.

Depreciation and amortization expense was $30,096 for the three months ended September 30, 2006, compared to depreciation expense of $9,611 for the three months ended September 30, 2005. There was an increase of $3,818 in depreciation of equipment acquired at AppState.net and Futura, Inc. There was $16,667 in amortization for the discount on debt associated with the Cornell Capital LP debentures.

The net operating loss was ($427,094) in the three months ended September 30, 2006 compared to the net operating loss of ($580,529) in the three months ended September 30, 2005.

The Company incurred a reduction of the gain on the revaluation of derivatives associated with the Cornell Capital LP debentures of $4,314 for the three months ended September 30, 2006.

The Company incurred interest expenses of $96,483 in the three months ended September 30, 2006, compared to $65,586 for the three months ended September 30, 2005. This increase was due to additional interest on notes, debentures, and capital leases.

The Company had other income of $1,003,323 in the three months ended September 30, 2006, compared to $116,303 in the three months ended September 30, 2005. In the three months ended September 30, 2006, The Company settled litigation resulting in other income of $986,523 (see Part II, Item I, Legal Proceedings), and settled a debt which forgave $16,800.

Due to the above factors, our net income for the three months ended September 30, 2006 increased to $475,607 compared to a net loss of ($529,812) for the three months ended September 30, 2005. Basic and diluted income per share for the three months ended September 30, 2006 was $0.01, compared to a loss of ($0.01) for the three months ended September 30, 2005.

Six Months Ended September 30, 2006 Compared With Six Months Ended September 30, 2005

Revenue for the six months ended September 30, 2006 was $1,123,226 compared to $1,442,100 for the six months ended September 30, 2005. There was a decrease of $490,261 in IBC equipment sales, a decrease in corporate consulting services of $122,650, offset by an increase in internet services provided by AppState.net of $43,256 and sales of internet services for Futura, Inc. of $258,174. In consolidation, equipment sales of $7,393 were eliminated in the six months ended September 30, 2006.

IBC's revenue for the six months ended September 30, 2006 consisted of equipment sales of $678,806, consulting services of $3,072, and other services of $500. AppState posted revenue for internet services of $133,428 and $10,379 in equipment sales and $60 in consulting services for the six months ended September 30, 2006. Futura, Inc. posted sales for internet services of $258,174 for the six months ended September 30, 2006. The Company also received $46,200 as management and consulting fees. In consolidation, equipment sales of $7,393 were eliminated in the six months ended September 30, 2006.

Cost of operations for the six months ended September 30, 2006 were $776,635 compared to $963,171, for the six months ended September 30, 2005. This decrease was due to a reduction in equipment costs for IBC of $337,453, offset by an increase in costs at AppState.net of $8,512 and an increase of $149,798 for the costs at Futura, Inc. Cost of operations includes the cost of wireless equipment and services sold by IBC and the cost of wireless equipment and internet data services sold by AppState.net and Futura. In consolidation, $7,393 in equipment costs were eliminated in the six months ended September 30, 2006.

General and administrative expenses for the six months ended September 30, 2006 were $937,460 compared to $1,086,261 for the six months ended September 30, 2005. The largest component of expense for the six months ended September 30, 2006 consisted of employee compensation of $466,181. There was a decrease in general and administrative expenses for the six months ended September 30, 2006 compared to the six months ended September 30, 2005, of which $291,969 was a decrease in consulting and legal fees, offset by an increase of $133,187, 94% of which was general and administrative expense for Futura.

Selling expenses for the six months ended September 30, 2006 were $7,092, compared to selling expenses of $13,557 for the six months ended September 30, 2005. The decrease was a general reduction in advertising.

Depreciation and amortization expense was $58,326 for the six months ended September 30, 2006, compared to depreciation expense of $13,870 for the six months ended September 30, 2005. There was an increase of $11,122 in depreciation of equipment acquired at AppState.net and Futura, Inc. There was $33,334 in amortization for the discount on debt associated with the Cornell Capital LP debentures.

The net operating loss was ($656,287) for the six months ended September 30, 2006 compared to a net operating loss of ($634,759) for the six months ended September 30, 2005.

The Company incurred interest expenses of $176,659 in the six months ended September 30, 2006, compared to $127,922 for the six months ended September 30, 2005. This increase was due to additional interest on notes, debentures, and capital leases.

The Company had interest income in the six months ended September 30, 2006 in the amount of $211, compared to $0 in the six months ended September 30, 2005.

The Company incurred a gain on the revaluation of derivatives associated with the Cornell Capital LP debentures of $164,729 for the six months ended September 30, 2006.

The Company had other income of $1,032,913 in the six months ended September 30, 2006, compared to $166,408 in the six months ended September 30, 2005. In the six months ended September 30, 2006, the Company settled litigation resulting in other income of $986,523 (see Part II, Item I, Legal Proceedings), settled a debt which forgave $16,800, and management evaluated the allowance for bad debt and determined that it should be reduced from the prior year end in the amount of $29,590.

Due to the above factors, our net income for the six months ended September 30, 2006 increased to $364,907 compared to a net loss of ($1,531,055) for the six months ended September 30, 2005. Basic and diluted income per share for the six months ended September 30, 2006 was nominal, compared to a loss of ($0.02)per share for the six months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended September 30, 2006, we continued to spend cash to fund our operations. Cash used by operating activities for six months ended September 30, 2006 equaled $75,068, and consisted of net income of $364,907, common stock issued for services of $160,417, a gain on revaluation of derivatives in the amount of $164,729, an increase in depreciation and amortization of $58,326, a beneficial interest gain of $8,502, an increase in accounts payable and accrued liabilities of $11,216, a decrease in inventory of $58,600, a decrease in accounts receivable of $88,752, an increase in other current assets of $25,953, a decrease in other assets of $6,513, a decrease in contingent liability of $484,782,a decrease in acquisition contracts of $150,000, and a decrease in deferred revenue of $6,838. For the comparable period in 2005, cash used by operating activities equaled $568,272 and consisted of a net loss of $1,531,055, common stock issued for services and compensation of $440,750, an increase in depreciation of $13,870, a decrease in accounts receivable of $32,277, an increase in inventory of $14,039, a decrease in other current assets of $2,997, and an increase in accounts payable and accrued liabilities of $486,928.

We used net cash of $29,690 in investing activities for the six months ended September 30, 2006 for the purchase of fixed assets at Futura. For the comparable period in 2005, net cash of $26,386 was used for the purchase of fixed assets.

Cash flow from financing activities for the six months ended September 30, 2006 produced a net increase in cash of $23,425 consisting of $397,500 in proceeds from convertible debentures, offset by an increase of $28,789 in payments on installment notes, $300,000 in payments on notes payable, and $45,286 payment on officer loans. Cash flow from financing activities for the six months ended September 30, 2005 produced a net increase in cash of $651,526 which resulted from $767,311 in proceeds from convertible debentures, $155,795 proceeds from officer loans, $400,000 in proceeds from issuance of common stock, offset by $206,253 payments on installment debt and $465,327 in payments on notes payable.

As of September 30, 2006, we had cash and cash equivalents amounting to $152,211 a decrease of $81,333 from the balance at March 31, 2006. Our working capital deficit decreased to $4,015,723 at September 30, 2006 from $4,832,575 at March 31, 2006.

As of September 30, 2006, we had an accumulated operating deficit of ($25,279,748) and stockholders' deficit of ($803,069).

The Company’s principal source of operating capital has been provided by the sale of its stock and securities, corporate consulting services, and operations of its wholly owned subsidiaries.

On March 27, 2006, the Company entered into a securities purchase agreement with Cornell Capital Partners L.P. providing for the sale by the Company to Cornell of our 12% secured convertible debentures in the aggregate principal amount of $600,000 of which $200,000 was advanced immediately. The second installment of $200,000 was advanced on April 18, 2006 upon the filing of the SB2 Registration Statement. The last installment of $200,000 was received August 16, 2006, two (2) business days after the date the registration statement was declared effective on August 14, 2006.

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

A holder of the Convertible Debenture may not convert or receive shares as payment of interest to the extent such conversion or receipt of such interest payment would result in the holder, together with any affiliate of the holder, beneficially owning in excess of 4.99% of the then issued and outstanding shares of Common Stock, including shares issuable upon conversion of, and payment of interest.

During the quarter ended September 30, 2006 Cornell has submitted Notices of Conversion to convert $15,000 of the Debenture for which the Company has issued 495,430 of its registered common shares at an average conversion price per share of $.0303.

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

On August 8, the Company issued 14,764,413 shares of common stock at $.04 per share to Big Apple Consulting. This adjusted the number of shares for the Cornell five-year warrants to 30,000,000.

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with Cornell providing for the registration of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants. The Company is obligated to use its best efforts to cause the registration statement to be declared effective, which occurred on August 14, 2006, and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold.

The Company’s obligations under the purchase agreement are secured by substantially all of its assets and the assets of its subsidiaries. As further security for its obligations thereunder, Nyhl Henson, Chief Executive Officer, and Charles Roodenburg, Chief Operating Officer, have granted a security interest in an aggregate of 925,000 shares of their common stock and 3,300,000 shares of their Series A Preferred Stock. The Company also granted a security interest in 15,000,000 shares of its stock, issued from treasury.

On July 14, 2006, Cornell agreed to release the 15,000,000 shares granted as a security interest and they were returned to the Company and cancelled.

On May 22, 2006, the Company borrowed $5,000 on a Promissory Note with a maturity date of May 22, 2007. The note carries no interest.

We anticipate incurring expenditures for acquisitions in excess of $1,000,000 to expand our operations during the next twelve months, and believe that the current cash flows generated from revenues will not be sufficient to fund this anticipated expansion. We will require additional funding to finance our operations through private and public debt or equity offerings. However, there is no assurance that we can obtain such financing. We also anticipate receiving recurring revenues from ISP management services but no management service contracts have been executed at this time. There can be no assurance that we will secure these contracts. As shown in the accompanying condensed consolidated financial statements, we have sustained net operating losses for the six months ended September 30, 2006 and the years ended March 31, 2006 and 2005, and have a large accumulated stockholders' deficit. In addition, we sold our operations in Colorado, Oregon and California, and were operating as a shell company up until January 2005, when we acquired IBC and AppState. This raises substantial doubt about the our ability to continue as a going concern

Recent Agreement with Big Apple Consulting, USA, Inc.

On August 8, 2006, the Company entered into a Consulting Agreement with Big Apple Consulting, USA. On a monthly basis Big Apple shall be entitled to receive Sixty-Five Thousand U.S. Dollars ($65,000.00) per month due the 8th of each month. If payment is made in stock Big Apple shall be entitled to receive Sixty-Five Thousand U.S. Dollars ($65,000.00) per month worth of common shares of IVI Communications, Inc. (IVCM) common stock due the 8th of each month based upon the previous ten (10) day average closing bid price. The first and last month’s payment of 2,600,000 shares of common stock is due and payable upon the signing of this Agreement. Commencing on or before August 8, 2006, all subsequent monthly payments will be delivered from the escrow account. All shares are earned when received.

The Company agrees to register 14,764,413 shares, the common stock issued for compensation, in the name of “Big Apple Consulting USA, Inc.” in an SB-2 registration with the SEC within one hundred twenty (120) days of the effective date of the currently pending SB-2 registration which shall become effective within sixty (60) days after the date of such SB-2 filing date. However, Consultant acknowledges that the Company cannot guarantee the exact date on which SEC shall declare the SB-2 effective. In the event that the SB-2 has not become effective within one hundred twenty (120) days after the date of such SB-2 filing date, then Consultant shall have the option to terminate this Agreement with five (5) days written notice.

Company agrees to deposit 12,164,413 shares of common stock in an escrow account with J. Bennett Grocock, Esq., Big Apple Consulting's SEC attorney, upon the signing of this Agreement. Pursuant to Section 2.02(b), commencing on or before August 8, 2006, and continuing throughout the Initial Term of this Agreement, on or before the 8th of each month, Sixty-Five Thousand U.S. Dollars ($65,000.00) worth of IVI Communications, Inc. common stock based upon the previous ten (10) day average closing bid price will be released from the escrow account. After expiration of this Agreement any free trading shares common stock remaining in escrow will be returned to the Company.

Risk Factors and Cautionary Statements

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

Prior to the acquisitions of IBC and AppState, we operated as a shell company with no significant operations. Since then, we have incurred substantial losses from operations, and expect to incur net losses for the foreseeable future. We incurred a net loss of $510,916 for the three months ended September 30, 2006, when adjusted for the extraordinary other income generated from a litigation settlement. If our growth is slower than anticipated or operating expenses exceed expectations, losses will be significantly greater. We may never achieve profitability. Primarily as a result of these recurring losses, and because we operated as a shell company prior to the acquisition of IBC and AppState, our independent certified public accountants modified their report on the March 31, 2006 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

Our operating plan for the following twelve months is focused on the acquisition of ISPs. It is our estimate that a cash requirement of $2,000,000 to $5,000,000 is required to support this plan for the next twelve months. During the year ended March 31, 2006, we received an aggregate of $800,000 from the issuance of common stock. During the six months ended September 30, 2006 we received nothing from the issuance of common stock. We are actively seeking additional funding. There can be no assurance that the required additional financing will be available on terms favorable to us or at all.

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

The management of the Company has evaluated the effectiveness of the issuer’s disclosure controls and procedures as of the end of the period of the report (evaluation date) and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no changes in the small business issuer’s internal controls over financial reporting identified in connection with the company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer’s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the small business issuer’s internal control over financial reporting.

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

On September 30, 2006 a confidential Settlement Agreement and Release was entered by and among Joe and Catherine Santistevan (“Santistevans”) and IVI Communications, Inc., successor in interest defendant Internet Ventures, Inc., to set aside the default judgment entered against Internet Ventures, Inc. in the amount of $1,367,500. Under the terms of the agreement IVI Communications will pay the Santistevans a total four hundred and fifty thousand dollars ($450,000), to settle a claim of $1,367,500. If IVI Communications, Inc. defaults on the agreement a judgment would be entered by stipulation in the amount of $1,367,500.

We have six default judgments against us for a total amount of $135,367. Four of these judgments have settlements in place with total aggregate balances of $57,778. The amounts are recorded in accounts payable. We are currently not performing under the terms of the settlements.

On October 19, 2005, a complaint was erroneously served on IVI Communications, Inc., fka Internet Ventures, Inc. by Annette S. Paoletti, as Successor Trustee of the Clare P. and Evelyn B. McEnerney Family Trust, for unspecified damages resulting from the delinquent payment of principal and interest on a note payable from Internet Ventures, Inc. IVI Communications, Inc. has contested this complaint. A note payable and accrued interest in the amount of $255,730 is recorded in notes payable and interest on notes payable. Our counsel has answered the complaint and in addition is currently in negotiations with plaintiff’s counsel to settle the matter amicably.

On June 14, 2006, the Company was notified of a Demand for Arbitration to obtain judgment on a settlement default of $28,000. This amount is recorded in accounts payable. The default of $28,000 was settled for 280,000 shares of common stock and is recorded as a liability for stock payable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 8, 2006, the Company issued 14,764,413 unregistered shares of common stock to Big Apple Consulting for consulting services. Exhibit 10.29 is incorporated by reference to the exhibits filed in the Company’s Form 8-K filed September 15, 2006.

On October 10, 2006 we issued 280,000 shares of unregistered common stock valued at $13,720 in settlement of an outstanding judgement. These were recorded as stock payable at September 30, 2006.

On November 2, 2006 we issued an aggregate of 1,200,000 shares of unregistered common stock to consultants as compensation for services valued at $61,200. These were recorded as stock payable at September 30, 2006.

Each of the above issuances of common stock were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults in the payment of any undisputed indebtedness during the period of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

No matters were submitted to a vote of security holders during the period of this report.

ITEM 5. OTHER INFORMATION.

SUBSEQUENT EVENTS

On October 4, 2006, IVI Communications held its annual shareholder meeting.

By vote of a majority of the issued and outstanding shares of IVI Communications common and preferred stock as of the date of record for the Annual Meeting of the shareholders Nyhl Henson and Charles Roodenburg were elected as Directors to hold office until the next annual meeting of stockholders or until their respective successors have been elected and qualified.

By vote of a majority of the issued and outstanding shares of IVI Communications common and preferred stock as of the date of record for the Annual Meeting of the shareholders the Articles of Incorporation were amended to increase the Company's authorized shares of common stock to four hundred million shares and to approve the Amendment of the Articles of Incorporation to increase the authorized capital from 100,000,000 to 400,000,000 common shares.

By vote of a majority of the issued and outstanding shares of IVI Communications common and preferred stock as of the date of record for the Annual Meeting of the shareholders the Articles of Incorporation were amended to amend the Articles of Incorporation to allow shareholder action by written consent of a majority of common shareholders pursuant to Nevada Revised Statute 78.320(2).

By vote of a majority of the issued and outstanding shares of IVI Communications common and preferred stock as of the date of record for the Annual Meeting of the shareholders the appointment of Bagell, Josephs, Levine & Company, L.L.C. was ratified as the independent accountants for the period ending March 31, 2007

On October 17, Cornell submitted a Notice of Conversion to convert $10,000 of the Debenture for which the Company has issued 444,444 of its registered common shares at a conversion price per share of $.0225.

On November 9, Cornell submitted a Notice of Conversion to convert $20,000 of the Debenture for which the Company has issued 1,388,889 of its registered common shares at a conversion price per share of $.0144.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IVI COMMUNICATIONS, INC.

Date: November 20, 2006	By:	/s/ Nyhl Henson
Nyhl Henson Chief Executive Officer

COMPANY NAME CORPORATION

Date: November 20, 2006	By:	/s/ Charles Roodenburg
Charles Roodenburg Chief Financial Officer