Form 10QSB
period 2006-12-31
IVI COMMUNICATIONS INC
filed 2007-02-14
CIK 1140878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Mark one
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2006

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

The number of shares outstanding of the registrant's common stock as of December 31, 2006 was 83,350,161.

IVI COMMUNICATIONS, INC.
FORM 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

(UNAUDITED)

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(UNAUDITED)

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
DECEMBER 31, 2006

ASSETS
2006
CURRENT ASSETS
Cash and cash equivalents	$243,431
Accounts receivable, net of allowance $39,610	240,606
Inventory	95,305
Other current assets	24,905

Total current asset	604,247

Fixed Assets, net of $63,785 in accumulated depreciation	88,385

OTHER ASSETS
Goodwill, net of impairment	4,112,482
4,112,482

TOTAL ASSETS	$4,805,114

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Current portion of notes payable	$471,311
Accounts payable and accrued liabilities	2,986,774
Current portion of obligations under capital lease	43,930
Acquisition contracts	125,000
Litigation Settlement	449,375
Deferred revenue	9,590
Liability for stock payable	157,500
Derivative liability	14,159
Convertible debentures, net of discount $149,999	429,251
Total current liabilities	4,686,890

LONG-TERM LIABILITIES
Convertible debentures, long term	600,000
Obligations under capital lease, net of current portion	37,481
Loan payable officer	378,023
Total long-term liabilities	1,015,504

TOTAL LIABILITIES	5,702,394

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 par value; 5,000,000 shares authorized;
4,000,000 issued and outstanding	4,000
Common stock, $.001 par value; 400,000,000 shares authorized;
83,350,161 issued and outstanding	83,349
Prepaid Consulting Fees	(580,207)
Additional paid-in capital	25,214,451
Additional paid-in capital - warrants	154,255
Accumulated deficit	(25,773,128)
Total stockholders' (deficit)	(897,280)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$4,805,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE NINE MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

	NINE MONTHS ENDED		THREE MONTHS ENDED
	DECEMBER 31		DECEMBER 31
	2006	2005	2006	2005

OPERATING REVENUE	$1,703,296	$2,075,450	$584,586	$633,350

COST OF OPERATIONS	1,123,591	1,395,810	351,409	432,639

GROSS PROFIT	579,705	679,640	233,177	200,711

OPERATING EXPENSES
Selling	12,362	322,624	5,270	309,068
General and administrative	1,566,374	2,822,899	628,977	1,736,636
Depreciation	87,841	17,740	29,515	3,870

Total operating expenses	1,666,577	3,163,263	663,762	2,049,574

OPERATING (LOSS)	(1,086,872)	(2,483,623)	(430,585)	(1,848,863)

OTHER INCOME (EXPENSES)
Other income	1,032,913	166,411	0	3
Gain on Revaluation of Derivatives	202,158		37,429
Litigation damages	-	(934,782)	-	0
Other expense	(500)		(500)
Interest expense	(276,445)	(221,900)	(99,786)	(93,978)
Interest income	274		63
Total other income (expenses)	958,400	(990,271)	(62,794)	(93,975)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(128,472)	(3,473,894)	(493,379)	(1,942,838)
Provision for income/Franchise taxes	0	10,332	0	10,332

NET (LOSS) ATTRIBUTED TO COMMON SHAREHOLDERS	$(128,472)	$(3,484,226)	$(493,379)	$(1,953,170)

NET LOSS PER BASIC AND DILUTED SHARES
Basic and diluted from continuing operations	$(0.00)	$(0.06)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	77,444,502	62,229,731	80,476,970	60,823,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(128,472)	$(3,484,226)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Common stock issued for services and compensation	390,996	2,143,824
Beneficial interest on debt conversion	31,094	-
Depreciation	37,841	17,740
Amortization	50,001	-
Gain on revaluation of derivatives	(202,158)	-

Changes in assets and liabilities
Decrease in accounts receivable, net	82,200	64,098
(Increase) decrease in inventory	50,090	(118,958)
(Increase) in other current assets	(6,281)	(10,757)
(Increase) decrease in other assets	6,513	(13,859)
Increase in accounts payable and accrued liabilities	314,594	908,411
(Decrease) in contingent liability	(484,761)	-
(Decrease) in acquisition contracts	(170,000)	-
(Decrease) in deferred revenue	(5,701)	-
Total adjustments	94,428	2,990,499

Net cash (used in) operating activities	(34,044)	(493,727)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(34,907)	(27,450)
Net cash (used in) investing activities	(34,907)	(27,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	401,000	552,311
Proceeds from officer loans		170,844
Payments on installment note payable & capital lease obligations	14,608	(35,948)
Payments on note payable	(296,000)	(1,023,855)
Payments on officer loans	(40,770)	-
Proceeds from the issuance of common stock	-	768,747
Net cash provided by financing activities	78,838	432,099

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	9,887	(89,078)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	233,544	124,071

CASH AND CASH EQUIVALENTS - END OF PERIOD	$243,431	$34,993

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$6,582	$2,345
Income taxes paid	10,314	7,715

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Common stock issued for prepaid consulting fees, classified as equity	$580,207	0
Commn stock issued for services and compensation	$390,996	2,143,824
Common stock (cancelled) for subscription receivable	0	(2,023,173)
Common stock issued for asset acquisition	0	2,574,312
Debt incurred for stock to be issued	$157,500	0

The accompanying notes are an integral part of these condensed consolidated financial statements

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION CONTINUED

On October 4, 2006, by vote of a majority of the issued and outstanding shares of IVI Communications common and preferred stock as of the date of record for the Annual Meeting of the shareholders, the Articles of Incorporation were amended to increase the Company's authorized shares of common stock to four hundred million shares and to approve the Amendment of the Articles of Incorporation to increase the authorized capital from 100,000,000 to 400,000,000 common shares.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2006 and 2005.

The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2006, the Company had $152,047 in excess of the insured limit.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses are included in selling expenses in the condensed consolidated statements of operations for the six months ended December 31, 2006 and 2005.

Equipment

Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. When the assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NO NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equipment Continued

incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts at December 31, 2006 is $39,610.

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

The following is a reconciliation of the computation for basic EPS:

	December 31	December 31
	2006	2005

Net income (loss)	$(128,472)	$(3,484,226)

Weighted-average common shares
Outstanding (Basic)	77,444,502	62,229,731

Weighted-average common stock
Equivalents
Stock options
Warrants

Weighted-average common shares
Outstanding (Diluted)	77,444,502	62,229,731

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

Earnings (Loss) Per Share of Common Stock Continued

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for December 31, 2006 because inclusion would have been antidilutive. At December 31, 2006 and 2005, there were 50,114,482 and 527,705 warrants, and 0 and 84,000 options available, respectively.

Goodwill and Other Intangible Assets
In September 2001, the FASB issued Statement No. 142 “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company recorded $3,437,548 in goodwill in its acquisition of Internet Business Consulting and AppState.Net, LLC. The Company recorded $674,934 in goodwill in its acquisition of Futura, Inc. on February 6, 2006. Goodwill is tested for impairment annually, therefore there is no impairment as of December 31, 2006.

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
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation Continued

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

Derivative Instruments

The Company has an outstanding convertible debt instrument that contains an embedded derivative. The Company accounts for this derivative in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” In accordance with the provisions of FAS No. 133 and EITF Issue No. 00-19, the embedded derivative is required to be bifurcated from the debt instrument and recorded as a liability at fair value on the consolidated balance sheet. Changes in the fair value of the derivative is recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense). As of December 31, 2006, the fair value of the derivatives was $14,159. A gain in revaluation of the derivative for the nine months ended December 31, 2006 was $202,158.

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

In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. FAS151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition,

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements Continued

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

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 155, Accounting for Certain Hybrid Financial Instruments. FAS No. 155 replaces FAS No. 133 Accounting for Derivative Instruments and Hedging Activities, and FAS No. 140 Accounting for Transfers and Servicing of Financial

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements Continued

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

These assets are however collateral for the debt. The Company has reflected these balances in the condensed consolidated balance sheet as installment debt and in accounts payable. The portion in accounts payable represents the amounts overdue, and the portion in installment debt represents

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 3- INSTALLMENT DEBT CONTINUED

the amounts still due under the agreements. The installment debt liability at December 31, 2006 is $0, as all amounts have been reclassified as accounts payable.

Installment debt also consists of three subsidiary equipment leases, which are reflected in fixed assets. The liability is $81,411 at December 31, 2006, of which $43,930 is current and $37,481 is due through fiscal 2010.

NOTE 4- NOTES PAYABLE

The Company borrowed a total of $1,077,955 from 22 different individuals during 1999 through the present, at interest rates ranging from 7-12%, with no collateral and payment terms of 2 to 3 years. As of December 31, 2006, all amounts unpaid are overdue. As of December 31, 2006 the balance of the note payable was $462,311 and the accrued interest totaled $491,267. These amounts are reflected as current liabilities in the condensed consolidated balance sheet.

In accordance with the purchase agreement between the Company and Internet Business Consulting and AppState.net, LLC, the Company entered into two separate note agreements.

The Company agrees to make 12 monthly payments of $8,334 with the first payment due with the signing of the agreement. The Company completed those payments in March 2006. The Company also entered into an agreement to make 24 payments of $20,000 all due no later than the 1st day of the month following completion of IBC’s and AppState’s audits (April 2005) and then on the 1st day of each subsequent month thereafter until paid in full. IBC and AppState may, at their option up and until all payments have been made, have any or all of this paid as part of an employment contract with James Hollis, the owner of IBC, as compensation. The Company has made 19 of these payments and has a remaining balance of $100,000 classified as a current liability under the caption, Acquisition Contracts. The Company is delinquent on the November and December 2006 payments.

In association with the acquisition of Futura, Inc., the Company agreed to make 3 installment payments in $25,000 increments on June 1, 2006, September 1, 2006 and December 1, 2006. The June 1 and September 1 payments have been made and the balance of $25,000 is classified as a current liability under the caption, Acquisition Contracts. The Company is delinquent on the December 1, 2006 payment.

On May 22, 2006, the Company borrowed $5,000 on a Promissory Note with a maturity date of May 22, 2007. The note carries no interest.

On December 22, 2006, the Company borrowed $4,000 on a Promissory Note with a maturity date of December 22, 2007. The note carries no interest.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

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

The Company sold a security for $25,000 to one entity in January 2005. This debenture, which was for services rendered, also accrues interest at 10% per annum and was due January 31, 2006. The conversion price is $.10 per common share. No conversion or repayment of the debenture has occurred at December 31, 2006.

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

The Company sold a security for $12,500 to one entity in September 2006. This debenture carries no interest and has a conversion rate of 50% discount to market of the ten day average closing bid price.

The Company sold a security for $12,500 to one entity in October 2006. This debenture carries no interest and has a conversion rate of 50% discount to market of the ten day average closing bid price.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 5- CONVERTIBLE DEBENTURES CONTINUED

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

On October 17, 2006, the debenture holder converted $10,000 of principal for 444,444 shares of common stock; the conversion price was $.0225, 90% of the lowest closing bid price of $.025 during the prior 30 days.

On November 9, 2006, the debenture holder converted $20,000 of principal for 1,388,889 shares of common stock; the conversion price was $.0144, 90% of the lowest closing bid price of $.016 during the prior 30 days.

On December 20, 2006, the debenture holder converted $20,000 of principal for 1,481,481 shares of common stock; the conversion price was $.0135, 90% of the lowest closing bid price of $.015 during the prior 30 days.

A holder of the Convertible Debenture may not convert or receive shares as payment of interest to the extent such conversion or receipt of such interest payment would result in the holder, together with any affiliate of the holder, beneficially owning in excess of 4.99% of the then

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 5- CONVERTIBLE DEBENTURES CONTINUED

Derivative Liability Continued

issued and outstanding shares of Common Stock, including shares issuable upon conversion of, and payment of interest.

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, the conversion feature associated with the $600,000 convertible debenture represents an embedded derivative. The Company had recognized the embedded derivative in the amount of $216,317 as a liability in the accompanying condensed consolidated balance sheet, and it is now measured it at its estimated fair value of $14,159. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

Fair market value of stock	$0.20
Exercise price	$0.18
Dividend yield	0.00%
Risk free interest rate	4.00%
Expected volatility	192.95%
Expected life	5.0 Years

The Company also issued to Cornell five-year warrants to purchase 2,000,000 and 1,500,000 shares of Common Stock at prices of $0.30, and $0.40, respectively. If at the time of exercise of the Warrants, the shares of Common Stock underlying the Warrant are not subject to an effective registrati statement under the Securities Act of 1933, as amended (the "Act") or if an event of default under the Convertible Debentures has occurred, which is not cured in any applicable cure period, the holder of the Warrant, in lieu of making payment of the Exercise Price in cash, may elect a cashless exercise in accordance with the formula set forth in the Warrant. If, subject to the exceptions set forth in the warrants, during the time that the Warrants are outstanding, the Company issues or sells, or is deemed to have issued or sold, any shares of Common Stock for a consideration per share less than a price equal to the then exercise price, then the exercise price will be reduced to an amount equal to such consideration per share. Upon each such adjustment, the number of shares of Common Stock issuable upon exercise of the Warrants will be adjusted

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 5- CONVERTIBLE DEBENTURES CONTINUED

Derivative Liability Continued

to the number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares issuable upon exercise of the warrants immediately prior to such adjustment and dividing the product by the exercise price resulting from such adjustment. Similar adjustments will be made upon any issuance or sale by us of options to purchase Common Stock or convertible securities.

On August 8, 2006 the company issued stock at a market price of $.04. This increased the number of warrants from 3,500,000 to 30,000,000 at $.04 exercise price.

On December 29, 2006 the company issued stock at a market price of $.0242. This increased the number of warrants from 30,000,000 to 49,586,777 at $.0242 exercise price.

As of March 31, 2006, the fixed freestanding warrants issued in connection with the $600,000 convertible debenture has been valued at $674,417 based on a Black-Scholes pricing model using the following assumptions:

Fair market value of stock	$0.20
Exercise price	$0.30 and $0.40
Dividend yield	0.00%
Risk free interest rate	4.00%
Expected volatility	192.95%
Expected life	5.0 Years

The allocation of the proceeds of the convertible debenture to the warrants and the recognition of the embedded derivative resulted in discounts to the convertible debenture of $154,255 and $45,745, respectively. The discount on debt of $200,000 is being amortized to interest through March 31, 2009 using the effective interest method. The current debt discount balance is $149,999.

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 5- CONVERTIBLE DEBENTURES CONTINUED

Derivative Liability Continued

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

NOTE 6- STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized and 4,000,000 shares of preferred stock issued and outstanding as of December 31, 2006.

There were no preferred stock transactions for the nine months ended December 31, 2006.

Common Stock

As of December 31, 2006, the Company has 400,000,000 shares of common stock authorized, 83,350,161 issued and outstanding.

For the nine months ended December 31, 2006 the following common stock was issued:

August 8, 2006, 14,764,413 shares of unregistered common stock were issued to Big Apple Consulting in accordance with a contract for consulting services. A registration statement is required to be filed by December 12, 2006 to cover these shares. The registration statement has not yet been filed.

On August 22, 2006 and September 21, 2006, 158,730 and 336,700 shares respectively were issued to Cornell Capital Partners, LLC for conversion of $5,000 and $10,000 respectively of the convertible debenture.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 6- STOCKHOLDERS’ DEFICIT CONTINUED

Common Stock Continued

On October 17, 2006, 280,000 shares of unregistered common stock were issued in settlement of a debt.

On November 2, 2006, 200,000 and 1,000,000 shares of unregistered common stock were issued to two individuals for consulting services.

On December 19, 2006 309,917 shares of unregistered common stock were issued to one individual for public relations services.

On October 27, 2006, November 9, 2006, and December 20, 2006, 444,444, 1,388,889, and 1,481,481 shares respectively were issued to Cornell Capital Partners, LLC for conversion of $10,000, $20,000, and $20,000 respectively of the convertible debenture.

NOTE 7- GOING CONCERN

As shown in the accompanying consolidated financial statements the Company has sustained net operating losses for the nine months ended December 31, 2006 and the years ended March 31, 2006 and 2005, and has sustained large accumulated deficits. In addition, the Company has sold off its operations in Colorado, Oregon and California, and was operating essentially as a shell company up until January 2005, when it acquired Internet Business Consulting/AppState.net, LLC. This raises substantial doubt about the Company’s ability to continue as a going concern.

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
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

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

At December 31, 2006, net deferred tax assets approximated the following:

Deferred tax assets	$8,600,000
Less: valuation allowance	( 8,600,000
$-0-

At December 31, 2006, the Company had accumulated deficits approximating $26,000,000 available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9- LITIGATION/ ARBITRATION

The Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. As of December 31, 2006, the Company has recognized the full liability for all amounts that are due.

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

On September 30, 2006 a confidential Settlement Agreement and Release was entered by and among Joe and Catherine Santistevan (“Santistevans”) and IVI Communications, Inc., successor in interest defendant Internet Ventures, Inc., to set aside the default judgment entered against

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 9- LITIGATION/ ARBITRATION (CONTINUED)

Internet Ventures, Inc. in the amount of $1,367,500. Under the terms of the agreement IVI Communications will pay the Santistevans a total four hundred and fifty thousand dollars ($450,000), to settle a claim of $1,367,500. If IVI Communications, Inc. defaults on the agreement a judgment would be entered by stipulation in the amount of 1,367,500.

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

On October 7, 2005, a Complaint for Damages was filed in Superior Court of the State of California, County of San Joaquin, Case No. CV027700, by Annette S. Paoletti as Successor Trustee of the Clare P. Evelyn B. McEnerney Family Trust. No dollar amount was stated. A note payable and accrued interest in the amount of $263,403 is recorded in notes payable and interest on notes payable. Company’s counsel has answered the complaint and is currently in negotiations with plaintiff’s counsel to settle the matter amicably.

On September 14, 2006, the Company was notified of a Demand for Arbitration to obtain judgment on a settlement default of $28,000. The default of $28,000 was settled for 280,000 shares of common stock.

NOTE 10- SUBSEQUENT EVENTS

On January 23, 2007, the debenture holder converted $25,000 of principal for 2,314,815 shares of common stock; the conversion price was $.0108, 90% of the lowest closing bid price of $.012 during the prior 30 days.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THISDOCUMENT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

OVERVIEW

Our revenue and operations are derived through three wholly owned subsidiaries of IVI Communications, Inc. Our business plan is to acquire and operate ISPs in rural markets and to deploy fixed wireless broadband Internet access and associated broadband services such as VoIP.

Internet Business Consulting, Inc. ("IBC") and AppState.Net, LLC ("AppState") are two of the operating subsidiaries. IBC is a leading provider of turnkey wireless networks that has the expertise required to engineer, install, and support wireless applications and solutions. AppState is an Internet Service Provider ("ISP") founded in July 1999. In February 2005, we launched the Company’s nationally branded fixed wireless broadband service, Lickity-SplitSM, at AppState.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2006 Compared With Three Months Ended December 31, 2005

Revenue for the three months ended December 31, 2006 was $584,586 compared to $633,350 for the three months ended December 31, 2005. There was a decrease of $156,174 in IBC equipment sales, a decrease in corporate consulting services of $20,000, offset by an increase in internet services provided by AppState.net of $9,860 and sales of internet services for Futura, Inc. of $117,550. In consolidation, sales of $4,516 were eliminated in the three months ended December 31, 2006.

IBC's revenue for the three months ended December 31, 2006 consisted of equipment sales of $373,249. AppState posted revenue for internet services of $61,786, consulting services of $8,239 and $662 in equipment sales for the three months ended December 31, 2006. Futura, Inc. posted sales for internet services of $117,550 for the three months ended December 31, 2006. The Company also received $23,100 as management and consulting fees.

Cost of operations for the three months ended December 31, 2006 were $351,409 compared to $432,639 for the three months ended December 31, 2005. This decrease was due to a reduction in equipment costs for IBC of $161,335, a reduction at AppState.net of $412 offset by an increase in costs of $80,517 for the costs at Futura, Inc. Cost of operations includes the cost of wireless equipment and services sold by IBC and the cost of wireless equipment and internet data services sold by AppState.net and Futura. In consolidation $4,516 in equipment costs were eliminated in the three months ended December 31, 2006.

General and administrative expenses for the three months ended December 31, 2006 were $628,977 compared to $1,736,636 for the three months ended December 31, 2005. The largest component of expense for the three months ended December 31, 2006 consisted of employee compensation of $248,297 and consulting fees of $257,876. There was a decrease in general and administrative expenses for the three months ended December 31, 2006 compared to the three months ended December 31, 2005, of which $1,156,474 was a decrease in consulting, professional and legal fees, offset by an increase of $48,815, 83% of which was Futura,Inc.

Selling expenses for the three months ended December 31, 2006 were $5,270, compared to selling expenses of $309,068 for the three months ended December 31, 2005. A decrease of $310,453 in corporate promotions was offset by an increase of $6,655 in advertising and promotions at the subsidiaries.

Depreciation and amortization expense was $29,515 for the three months ended December 31, 2006, compared to depreciation expense of $3,870 for the three months ended December 31, 2005. There was an increase of $5,737 in depreciation of equipment acquired at AppState.net and $3,241 at Futura, Inc. There was $16,667 in amortization for the discount on debt associated with the Cornell Capital LP debentures.

The net operating loss was ($430,585) in the three months ended December 31, 2006 compared to the net operating loss of ($1,848,863) in the three months ended December 31, 2005.

The Company incurred a reduction of the gain on the revaluation of derivatives associated with the Cornell Capital LP debentures of $37,429 for the three months ended December 31, 2006.

The Company incurred interest expenses of $99,786 in the three months ended December 31, 2006, compared to $93,978 for the three months ended December 31, 2005. This increase was due to additional interest on notes, debentures, and capital leases.

The Company had other income of $0 in the three months ended December 31, 2006, compared to $3 in the three months ended December 31, 2005; $63 interest income in the three months ended December 31, 2006 compared to $0 in the three months ended December 31, 2005; and $500 in other expenses in the three months ended December 31, 2006 compared to $0 in the three months ended December 31, 2005

Due to the above factors, our net loss for the three months ended December 31, 2006 decreased to ($493,379) compared to a net loss of ($1,942,838) for the three months ended December 31, 2005. Basic and diluted loss per share for the three months ended December 31, 2006 was ($0.01), compared to ($0.03) for the three months ended December 31, 2005.

Nine Months Ended December 31, 2006 Compared With Nine Months Ended December 31, 2005

Revenue for the nine months ended December 31, 2006 was $1,703,296 compared to $2,075,450 for the nine months ended December 31, 2005. There was a decrease of $646,577 in IBC equipment sales, a decrease in corporate consulting services of $142,650, offset by an increase in internet services provided by AppState.net of $53,258 and sales of internet services for Futura, Inc. of $375,724. In consolidation, equipment sales of $11,909 were eliminated in the nine months ended December 31, 2006.

IBC's revenue for the nine months ended December 31, 2006 consisted of equipment sales of $1,052,055, consulting services of $3,072, and other services of $500. AppState posted revenue for internet services of $195,214, $11,041 in equipment sales and $8,299 in consulting services for the nine months ended December 31, 2006. Futura, Inc. posted sales for internet services of $375,724 for the nine months ended December 31, 2006. The Company also received $69,300 as management and consulting fees. In consolidation, equipment sales of $11,909 were eliminated in the nine months ended December 31, 2006.

Cost of operations for the nine months ended December 31, 2006 were $1,123,591 compared to $1,395,810, for the nine months ended December 31, 2005. This decrease was due to a reduction in equipment costs for IBC of $501,575, offset by an increase in costs at AppState.net of $10,887 and an increase of $230,315 for the costs at Futura, Inc. Cost of operations includes the cost of wireless equipment and services sold by IBC and the cost of wireless equipment and internet data services sold by AppState.net and Futura. In consolidation, $11,846 in equipment costs were eliminated in the nine months ended December 31, 2006.

General and administrative expenses for the nine months ended December 31, 2006 were $1,566,374 compared to $2,822,899 for the nine months ended December 31, 2005. The largest component of expense for the nine months ended December 31, 2006 consisted of employee compensation of $714,477. There was a decrease in general and administrative expenses for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005, of which $1,226,328 was a decrease in consulting, professional and legal fees, $260,165 was a general decrease in expenses, offset by an increase of $39,535 in general expenses at AppState and $190,433, which was general and administrative expense for Futura.

Selling expenses for the nine months ended December 31, 2006 were $12,362, compared to selling expenses of $322,624 for the nine months ended December 31, 2005. A decrease of $318,167 in corporate promotions was offset by an increase of $7,905 in advertising and promotions at the subsidiaries.

Depreciation and amortization expense was $87,841 for the nine months ended December 31, 2006, compared to depreciation expense of $17,740 for the nine months ended December 31, 2005. There was an increase of $20,100 in depreciation of equipment acquired at AppState.net and Futura, Inc. There was $50,001 in amortization for the discount on debt associated with the Cornell Capital LP debentures.

The net operating loss was ($1,086,872) for the nine months ended December 31, 2006 compared to a net operating loss of ($2,483,623) for the nine months ended December 31, 2005.

The Company incurred interest expenses of $276,445 in the nine months ended December 31, 2006, compared to $221,900 for the nine months ended December 31, 2005. This increase was due to additional interest on notes, debentures, and capital leases.

The Company had interest income in the nine months ended December 31, 2006 in the amount of $274, compared to $0 in the nine months ended December 31, 2005.

The Company incurred a gain on the revaluation of derivatives associated with the Cornell Capital LP debentures of $202,158 for the nine months ended December 31, 2006.

The Company had other income of $1,032,913 in the nine months ended December 31, 2006, compared to $166,411 in the nine months ended December 31, 2005. In the nine months ended December 31, 2006, the Company settled litigation resulting in other income of $986,523 (see Part II, Item I, Legal Proceedings), settled a debt which forgave $16,800, and management evaluated the allowance for bad debt and determined that it should be reduced from the prior year end in the amount of $29,590.

Due to the above factors, our net loss for the nine months ended December 31, 2006 increased to ($128,472) compared to a net loss of ($3,473,894) for the nine months ended December 31, 2005. Basic and diluted loss per share for the nine months ended December 31, 2006 was $.00, compared to a loss of ($0.06)per share for the nine months ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended December 31, 2006, we continued to spend cash to fund our operations. Cash used by operating activities for nine months ended December 31, 2006 equaled $34,044, and consisted of a net loss of $128,472, common stock issued for services of $390,996, a gain on revaluation of derivatives in the amount of $202,158, an increase in depreciation and amortization of $87,842, a beneficial interest gain of $31,094, an increase in accounts payable and accrued liabilities of $314,594, a decrease in inventory of $50,090, a decrease in accounts receivable of $82,200, an increase in other current assets of $6,281, a decrease in other assets of $6,513, a decrease in contingent liability of $484,761,a decrease in acquisition contracts of $170,000, and a decrease in deferred revenue of $5,701. For the comparable period in 2005, cash used by operating activities equaled $493,727 and consisted of a net loss of $3,484,226, common stock issued for services and compensation of $2,143,824, an increase in depreciation of $17,740, a decrease in accounts receivable of $64,098, an increase in inventory of $118,958, an increase in other current assets of $10,757, an increase in other assets of $13,859, and an increase in accounts payable and accrued liabilities of $908,411.

We used net cash of $34,907 in investing activities for the nine months ended December 31, 2006 for the purchase of fixed assets at AppState. For the comparable period in 2005, net cash of $27,450 was used for the purchase of fixed assets.

Cash flow from financing activities for the nine months ended December 31, 2006 produced a net increase in cash of $78,838 consisting of $401,000 in proceeds from convertible debentures, a $14,608 increase in capital leases, offset by $296,000 in payments on notes payable, and $40,770 payment on officer loans. Cash flow from financing activities for the nine months ended December 31, 2005 produced a net increase in cash of $432,099 which resulted from $552,311 in proceeds from convertible debentures, $170,844 proceeds from officer loans, $768,747 in proceeds from issuance of common stock, offset by $35,948 payments on installment debt and $1,023,855 in payments on notes payable.

As of December 31, 2006, we had cash and cash equivalents amounting to $243,431 an increase of $9,887 from the balance at March 31, 2006. Our working capital deficit decreased to $4,082,642 at December 31, 2006 from $4,832,575 at March 31, 2006.

As of December 31, 2006, we had an accumulated operating deficit of ($25,773,128) and stockholders' deficit of ($897,280).

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

During the three months ended December 31, 2006 Cornell has submitted Notices of Conversion to convert $50,000 of the Debenture for which the Company has issued 3,314,814 of its registered common shares at a weighted average conversion price per share of $.0124.

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

On August 8, the Company issued 14,764,413 shares of common stock at $.04 per share. This adjusted the number of shares for the Cornell five-year warrants to 30,000,000.

On December 19, 2006 the company issued 309,917 shares of common stock at a market price of $.0242. This increased the number of warrants from 30,000,000 to 49,586,777 at $.0242 exercise price.

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

On September 25, 2006, the Company issued a convertible debenture in the amount of $12,500. The debenture carries no interest, and is convertible at a 50% discount to market of the ten day average closing bid price.

On October 23, 2006, the Company issued a convertible debenture in the amount of $12,500. The debenture carries no interest, and is convertible at a 50% discount to market of the ten day average closing bid price.

On December 22, 2006, the Company borrowed $4,000 on a Promissory Note with a maturity date of December 22, 2007. The note carries no interest.

We anticipate incurring expenditures for acquisitions in excess of $1,000,000 to expand our operations during the next twelve months, and believe that the current cash flows generated from revenues will not be sufficient to fund this anticipated expansion. We will require additional funding to finance our operations through private and public debt or equity offerings. However, there is no assurance that we can obtain such financing. We also anticipate receiving recurring revenues from ISP management services but no management service contracts have been executed at this time. There can be no assurance that we will secure these contracts. As shown in the accompanying condensed consolidated financial statements, we have sustained net operating losses for the nine months ended December 31, 2006 and the years ended March 31, 2006 and 2005, and have a large accumulated stockholders' deficit. In addition, we sold our operations in Colorado, Oregon and California, and were operating as a shell company up until January 2005, when we acquired IBC and AppState. This raises substantial doubt about the our ability to continue as a going concern

Recent Agreement with Big Apple Consulting, USA, Inc.

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

The Company agreed to register 14,764,413 shares, the common stock issued for compensation, in the name of “Big Apple Consulting USA, Inc.” in an SB-2 registration with the SEC within one hundred twenty (120) days of the effective date of the currently pending SB-2 registration which shall become effective within sixty (60) days after the date of such SB-2 filing date. However, Consultant acknowledges that the Company cannot guarantee the exact date on which SEC shall declare the SB-2 effective. In the event that the SB-2 has not become effective within one hundred twenty (120) days after the date of such SB-2 filing date, then Consultant shall have the option to terminate this Agreement with five (5) days written notice.

Company agreed to deposit 12,164,413 shares of common stock in an escrow account with J. Bennett Grocock, Esq., an SEC attorney, upon the signing of this Agreement. Pursuant to Section 2.02(b), commencing on or before August 8, 2006, and continuing throughout the Initial Term of this Agreement, on or before the 8th of each month, Sixty-Five Thousand U.S. Dollars ($65,000.00) worth of IVI Communications, Inc. common stock based upon the previous ten (10) day average closing bid price will be released from the escrow account. After expiration of this Agreement any free trading shares common stock remaining in escrow will be returned to the Company.

This agreement is currently in default.

Risk Factors and Cautionary Statements

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

Prior to the acquisitions of IBC and AppState, we operated as a shell company with no significant operations. Since then, we have incurred substantial losses from operations, and expect to incur net losses for the foreseeable future. We incurred a net loss of $493,379 for the three months ended December 31, 2006. If our growth is slower than anticipated or operating expenses exceed expectations, losses will be significantly greater. We may never achieve profitability. Primarily as a result of these recurring losses, and because we operated as a shell company prior to the acquisition of IBC and AppState, our independent certified public accountants modified their report on the March 31, 2006 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

Our operating plan for the following twelve months is focused on the acquisition of ISPs. It is our estimate that a cash requirement of $2,000,000 to $5,000,000 is required to support this plan for the next twelve months. During the year ended March 31, 2006, we received an aggregate of $800,000 from the issuance of common stock. During the nine months ended December 31, 2006 we received nothing from the issuance of common stock. We are actively seeking additional funding. There can be no assurance that the required additional financing will be available on terms favorable to us or at all.

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

OUR BUSINESS REVENUE GENERATION MODEL IS UNPROVEN AND COULD FAIL.

Our revenue model is new and evolving, and we cannot be certain that it will besuccessful. Our ability to generate revenue depends, among other things, on our ability to provide quality internet connectivity and services to our customers. Our success is largely dependent upon our ability to successfully integrate and manage our acquisitions. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth or achieve orsustain profitability.

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

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE; OUR COMMON STOCK IS “PENNY STOCK”.

The market price of our common stock is likely to be highly volatile as the stock market in general, and the market for technology companies in particular, has been highly volatile. The trading prices of many technology companies’ stocks have recently been highly volatile and have recorded lows well below historical highs.

Factors that could cause such volatility in our common stock may include, among other things:

•	actual or anticipated fluctuations in our quarterly operating results;
•	announcements of technological innovations;
•	changes in financial estimates by securities analysts;
•	conditions or trends in our industry; and
•	changes in the market valuations of other comparable companies.

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

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any security that 1) is priced under five dollars, 2) is not traded on a national stock exchange or on NASDAQ, 3) may be listed in the “pink sheets” or the NASD OTC Bulletin Board, 4) is issued by a company that has less than $5 million in net tangible assets and has been in business less than three years, or by a company that has under $2 million in net tangible assets and has been in business for at least three years, or by a company that has revenues of less than $6 million for three years.

Penny stocks can be very risky: penny stocks are low-priced shares of small companies not traded on an exchange or quoted on NASDAQ. Prices often are not available. Investors in penny stocks are often unable to sell stock back to the dealer that sold them the stock. Thus an investor may lose his/her investment. Our common stock is a “penny stock” and thus is subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors, unless the common stock is listed on The Nasdaq SmallCap Market. Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities, and may adversely affect the ability of holders of our common stock to resell their shares in the secondary market.

SOME OF THE INFORMATION IN THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS.

Some of the information in this Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they:

•	discuss our expectations about our future performance;
•	contain projections of our future operating results or of our future financial condition; or
•	state other “forward-looking” information.

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

On October 19, 2005, a complaint was erroneously served on IVI Communications, Inc., fka Internet Ventures, Inc. by Annette S. Paoletti, as Successor Trustee of the Clare P. and Evelyn B. McEnerney Family Trust, for unspecified damages resulting from the delinquent payment of principal and interest on a note payable from Internet Ventures, Inc. IVI Communications, Inc. has contested this complaint. A note payable and accrued interest in the amount of $263,403 is recorded in notes payable and interest on notes payable. Our counsel has answered the complaint and in addition is currently in negotiations with plaintiff’s counsel to settle the matter amicably.

On June 14, 2006, the Company was notified of a Demand for Arbitration to obtain judgment on a settlement default of $28,000. This amount is recorded in accounts payable. The default of $28,000 was settled for 280,000 shares of common stock.

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

On December 19, 2006 we issued 309,917 shares of unregistered common stock valued at $7,500 for public relations services.
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

By vote of a majority of the issued and outstanding shares of IVI Communications common and preferred stock as of the date of record for the Annual Meeting of the shareholders the Articles of Incorporation were amended to increase the Company’s authorized shares of common stock to four hundred million shares and to approve the Amendment of the Articles of Incorporation to increase the authorized capital from 100,000,000 to 400,000,000 common shares.

By vote of a majority of the issued and outstanding shares of IVI Communications common and preferred stock as of the date of record for the Annual Meeting of the shareholders the Articles of Incorporation were amended to amend the Articles of Incorporation to allow shareholder action by written consent of a majority of common shareholders pursuant to Nevada Revised Statute 78.320(2).

By vote of a majority of the issued and outstanding shares of IVI Communications common and preferred stock as of the date of record for the Annual Meeting of the shareholders the appointment of Bagell, Josephs, Levine & Company, L.L.C. was ratified as the independent accountants for the period ending March 31, 2007

ITEM 5. OTHER INFORMATION.

SUBSEQUENT EVENTS

On January 23, 2007, Cornell submitted a Notice of Conversion to convert $25,000 of the Debenture for which the Company has issued 2,314,815 of its registered common shares at a conversion price per share of $.0108.

On January 29, 2007, the Company issued 3,500,000 shares of unregistered stock for a consulting contract valued at $157,500 which was recorded as stock payable.

On February 5, 2007, the Company issued 4,449,332 shares of common stock in partial payment of a promissory note.

On February 6, 2007, the Company issued 4,260,789 shares of common stock in partial payment of a promissory note.

On February 9, 2007, Cornell submitted a Notice of Conversion to convert $20,000 of the Debenture for which the Company has issued 2,222,222 of its registered common shares at a conversion price per share of $.009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IVI COMMUNICATIONS

Date: February 14, 2007	By:	/s/ Nyhl Henson
Nyhl Henson Chief Executive Officer

IVI COMMUNICATIONS

Date: February 14, 2007	By:	/s/ Charles Roodenburg
Charles Roodenburg Chief Financial Officer