Form 10KSB
period 2007-03-31
IVI COMMUNICATIONS INC
filed 2007-08-15
CIK 1140878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 000-32797

IVI Communications, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-0965560
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

555 H St., Suite H , Eureka, CA	95501
(Address of principal executive offices)	(Zip Code)

707-444-6617
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which
to be so Registered:	Each Class is to be Registered:
None	None

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
[  ]  Yes  [X]  No

State issuer's revenues for its most recent fiscal year. $1,859,811.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Approximately $703,976 based on the average bid and asked price on March 31, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.
Shares outstanding as of March 31, 2007:
110,788,677 shares of common stock, par value $.001
4,000,000 shares of preferred class A stock, par value $.001
1,000,000 shares of preferred class B stock, par value $.001

Transitional Small Business Disclosure format (check one):

[  ]  Yes      [X]  No

TABLE OF CONTENTS

PART 1

PART 2

PART 3

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

Due to lack of funding we were unable to complete the cash payments for IBC and AppState. We have been unable to come to mutually acceptable terms to cure the default by the Company on the terms of the Purchase Agreement (“Agreement”) dated January 1, 2005 by and between IVI Communications, Inc. (“Buyer”), Internet Business Consulting, Inc. (“IBC”) and AppState.Net, LLC (“AppState”), jointly referred to as (“Sellers”). Sellers have exercised the remedies for default as provided in the Agreement and confirmed that the Remedies, which were that foreclosure and repossession occurred December 31, 2006, are in effect. “Seller Exercising Remedies” dated February 1, 2007, Exhibit 2.6, is incorporated by reference to the exhibits filed in the Company’s Form 8-K filed May 31, 2007.

Pursuant to those remedies, ownership of Sellers reverts to James Hollis, effective December 31, 2006.

Per the terms of the Agreement, Sellers will return 2,574,312 shares of IVI common stock.

On July 6, 2007 the stock was returned and cancelled.

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

On March 28, 2007 we issued 2,500,000 shares of unregistered common stock valued at $25,000 to Francis Allen to pay the remainder of the agreed upon cash component of the purchase agreement between IVI Communications, Inc. and Futura, Inc. thus completing the purchase.

Futura currently operates a network operation center (NOC) located in the one of the tallest buildings in Little Rock that will serve as an excellent base of operations.

Futura, has completed the installation of three wireless broadband tower sites, serving Cabot (population 15,000) and Ward (population 2,580) and the rural households surrounding the local Country Club that brings Futura's total service area to 150 square miles.

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

We intend to exploit what we believe is a competitive void in tier III & IV cities nationwide left by the collapse of many Competitive Local Exchange Companies ("CLECs") and the limited competition inherent with ex-urban and smaller markets. We believe that these markets hold valuable demographic pockets that are currently ignored by Incumbent Local Exchange Companies ("ILECs") In addition, management believes that the combination of the lack of CLECs, limited   DSL/cable competitors and poor service offered by the incumbent local exchange carriers suggest great opportunity for a new entrant that can offer a better product at a more competitive price.

We will seek to take full advantage of local brand loyalty by maintaining the local brand, the store-front, and sales staff.

We intend to market expanded and enhanced services to attract new customers:

o	A fixed wireless broadband service will be launched;
o	Customer support hours will be expanded to 24/7;
o	VOIP (Voice over IP) services will be offered;
o	Enhanced filtering (Spam and Web).

We intend to generate economies of scale by consolidating the ISPs various operational functions:

o	Centralize all administration (accounting, billing, collections, A/R and A/P);
o	Outsource customer support (technical support);

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

We believe that our plan to utilize license exempt spectrum creates greater coverage potential and increases the size of the potential addressable market while only limiting expansion to what our management believes makes good financial and business sense. While the nature of wireless technology allows for the deployment of capital efficiently, it also allows us to only provide areas covering customers who we believe have the ability to pay. We believe that this selective method of customer acquisition combined with e-billing methods and credit card subscriptions, will allow us to limit bad debt, minimize traditional telecom back office expenses, while maximizing cash flow.

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

As of March 31, 2007 there are 3 corporate employees.

Item 2    Description of Property

The Company corporate, accounting and administrative offices are located at 555 H Street, Suite H, Eureka, CA.  The Company has 1,104 square feet on a month-to-month lease at $1,222 per month.

Operating facilities for our subsidiary , Futura, in Cabot, AR, are leased.

Item 3    Legal Proceedings

At March 31, 2006, The Company had two lawsuits outstanding, both of which were settled prior to March 31, 2007 as follows:

On December 1, 2004, a judgment was entered against Internet Ventures, Inc., the predecessor Company, in favor of Catherine and Joe Santistevan in the amount of $1,367,500.  On September 30, 2006 a confidential Settlement Agreement and Release was entered by and among Joe and Catherine Santistevan and IVI Communications, Inc., successor in interest defendant Internet Ventures, Inc., to set aside the default judgment entered against Internet Ventures, Inc in the amount of $1,367,500.  Under the terms of the agreement IVI Communications will pay the Santistevans a total four hundred and fifty thousand dollars ($450,000), to settle a claim of $1,367,500.  If IVI Communications, Inc. defaults on the agreement a judgment would be entered by stipulation in the amount of $1,367,500.  The balance on this settlement at March 31, 2007 is $448,675.

On October 7, 2005, a Complaint for Damages was filed in Superior Court of the State of California, County of San Joaquin, Case No. CV027700, by Annette S. Paoletti as Successor Trustee of the Clare P. Evelyn B. McEnerney Family Trust.  No dollar amount was stated, but a note payable and accrued interest in the amount of $263,403 was recorded in notes payable and interest on notes payable.  On March 31, 2007 a confidential Settlement Agreement was reached between Paoletti and The Company.  Under the terms of the agreement IVI Communications, Inc. will pay the Paolettis a total of $110,000.  If IVI Communications, Inc. defaults on the agreement a judgment would be entered by stipulation in the amount of $143,000 minus any amounts actually paid.

The Company has six default judgments against it for a total amount of $146,504.  The amounts are recorded in other liabilities and contingencies.

On September 14, 2006, the Company was notified of a Demand for arbitration to obtain judgment on a settlement default of $28,000. The default of $28,000 was settled for 280,000 shares of common stock.

The Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. As of March  31, 2007, the Company has recognized the full liability for all amounts that are due.

On March 31, 2007, on advice of legal counsel, the Company realized income in the amount of $1,504,441 for the forgiveness of debt for notes, debentures and vendor payables.

Item 4    Submission of Matters to a Vote of Security Holders

None.

PART 2

Item 5    Market for Common Equity and Related Stockholder Matters

Our common stock has been quoted on the Pink Sheets under the symbol IVCMPK and moved to the OTC Bulletin Board under the symbol "IVCM.OB" on September 8, 2005. The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board. Particularly since our common stock is traded infrequently, such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market.

Year Ended March 31, 2007	High	Low
First Quarter ended June 30, 2006	$0.13	$0.045
Second Quarter ended September 30, 2006	$0.055	$0.035
Third Quarter ended December 31, 2006	$0.040	$0.014
Fourth Quarter ended March 31, 2007	$0.038	$0.0075

Year ended March 31, 2006	High	Low
First Quarter ended June 30, 2005	$0.14	$0.05
Second Quarter ended September 30, 2005	$0.55	$0.05
Third Quarter ended December 31, 2005	$0.603	$0.22
Fourth Quarter ended March 31, 2006	$0.24	$0.105

Stockholders

As of March 31, 2007, we believe there were approximately 795 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Recent Issuances of Securities without registering under the Securities Act.

In the fiscal year ending March 31, 2007, we issued the following:

On August 8, 2006, the Company issued 14,764,413 unregistered shares of common stock to Big Apple Consulting for consulting services. Exhibit 10.29 is incorporated by reference to the exhibits filed in the Company’s Form 8-K filed September 15, 2006.

On October 10, 2006 we issued 280,000 shares of unregistered common stock valued at $11,200 in settlement of an outstanding judgment.

On November 2, 2006 we issued an aggregate of 1,200,000 shares of unregistered common stock to consultants as compensation for services valued at $61,000.

On December 19, 2006 we issued 309,917 shares of unregistered common stock valued at $7,500 for public relations services.

On January 29, 2007 we issued 3,500,000 shares of unregistered common stock to a consultant as compensation for services valued at $157,500.

On March 28, 2007 we issued 2,500,000 shares of unregistered common stock valued at $25,000 to Francis Allen to pay the remainder of the agreed upon cash component of the purchase agreement between IVI Communications, Inc. and Futura, Inc. thus completing the purchase

Each of the above issuances of common stock were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6    Management’s Discussion and Analysis or Plan of Operation

Overview

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks and uncertainties.

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

We currently operate one subsidiary, Futura, Inc.

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

Liquidity and Capital Resources

As of March 31, 2007 the Company has an accumulated operating deficit of $25,331,368 and negative stockholders' equity of $2,230,981.

The Company’s principal source of operating capital has been provided by the sale of its stock and securities, corporate consulting services, and operations of its wholly owned subsidiaries.

On March 27, 2006, the Company entered into a securities purchase agreement with Cornell Capital Partners L.P. providing for the sale by the Company to Cornell of our 12% secured convertible debentures in the aggregate principal amount of $600,000 of which $200,000 was advanced immediately. The second installment of $200,000 was advanced on April 18, 2006 upon the filing of the SB2 Registration Statement. The last installment of $200,000 was advanced August 21, 2006, two (2) business days after the registration statement was declared effective.

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

On February 9, 2007, the debenture holder converted $20,000 of principal for 2,222,222 shares of common stock; the conversion price was $.009, 90% of the lowest closing bid price of $.01 during the prior 30 days.

On March 1, 2007, the debenture holder converted $20,000 of principal for 2,222,222 shares of common stock; the conversion price was $.009, 90% of the lowest closing bid price of $.01 during the prior 30 days.

On March 27, 2007, the debenture holder converted $20,000 of principal for 2,469,136 shares of common stock; the conversion price was $.0081, 90% of the lowest closing bid price of $.009 during the prior 30 days.

Beneficial interest of $47,205 was recognized on the conversions in the year ending March 31, 2007.

The Company also issued to Cornell five-year warrants to purchase 2,000,000 and 1,500,000 shares of Common Stock at prices of $0.30, and $0.40, respectively. If at the time of exercise of the Warrants, the shares of Common Stock underlying the Warrant are not subject to an effective registration statement under the Securities Act of 1933, as amended (the "Act") or if an event of default under the Convertible Debentures has occurred, which is not cured in any applicable cure period, the holder of the Warrant, in lieu of making payment of the Exercise Price in cash, may elect a cashless exercise in accordance with the formula set forth in the Warrant.If, subject to the exceptions set forth in the warrants, during the time that the Warrants are outstanding, the Company issues or sells, or is deemed to have issued or sold, any shares of Common Stock for a consideration per share less than a price equal to the then exercise price, then the exercise price will be reduced to an amount equal to such consideration per share. Upon each such adjustment, the number of shares of Common Stock issuable upon exercise of the Warrants will be adjusted to the number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares issuable upon exercise of the warrants immediately prior to such adjustment and dividing the product by the exercise price resulting from such adjustment. Similar adjustments will be made upon any issuance or sale by us of options to purchase Common Stock or convertible securities.

On August 8, 2006 the company issued stock at a market price of $.04.  This increased the number of warrants from 3,500,000 to 30,000,000 at $.04 exercise price.

On December 29, 2006 the company issued stock at a market price of $.0242.  This increased the number of warrants from 30,000,000 to 49,586,777 at $.0242 exercise price.

On January 17, 2007, by Board Resolution, the exercise price on the warrants was reduced to $.0085, resulting in an increase in the number of warrant shares to 141,176,471.

On February 22, 2007, Cornell exercised 3,500,000 warrants at a price of $.0085 for $29,750.  Beneficial interest of $12,250 was recoginzed.

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

The registration statement was declared effective on August 14, 2006.

The Company’s obligations under the purchase agreement are secured by substantially all of its assets and the assets of its subsidiaries. As further security for its obligations thereunder, Nyhl Henson, Former Chief Executive Officer, and Charles Roodenburg, Chief Executive Officer, have granted a security interest in an aggregate of 925,000 shares of their common stock and 3,300,000 shares of their Series A Preferred Stock. The Company also granted a security interest in 15,000,000 shares of its stock, issued from treasury.

On July 14, 2006, the Company entered into an agreement with Cornell Capital Partners to cancel the security interest in the 15,000,000 shares. These shares were subsequently returned and cancelled.

In May 2006 the company borrowed $5,000 on a one year note due May 22, 2007.  This note carries no interest.

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

In December 2006 the company borrowed $4,000 on a one year note due December 22, 2007.  This note carries no interest.

In January 2007 the company borrowed $6,756 from Nyhl Henson, President, on a one year note due January 19, 2008.   This note carries no interest and is convertible at the previous 10-day average closing price.

In January 2007 the company borrowed $3,243 from Charles Roodenburg, CFO, on a one year note due January 19, 2008.  This note carries no interest and is convertible at the previous 10-day average closing price.

In February 2007 the company borrowed $20,000 from Nyhl Henson, President, on a note due on demand.  The note carries no interest and is convertible at the previous 10-day average closing price.

In February 2007 the company borrowed $25,000 from Nyhl Henson, President, on a note due on demand.  The note carries no interest and is convertible at the previous 10-day average closing price.

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

Results of Operations- Twelve Months Ended March 31, 2007 and 2006

Revenue for the year ending March 31, 2007 was $1,859,811 compared to $2,681,373 for the year ending March 31, 2006.  The revenue for the year ending March 31, 2007 included nine months only of IBC and AppState, while the revenue for the year ending March 31, 2006 included twelve months of IBC and AppState.net and only 53 days of Futura, Inc. which was acquired February 6, 2006.  The revenue for the year ending March 31, 2007 included $89,400 in corporate consulting and management services; $3,410 in corporate rental income; $11,371 in operations consulting services; $1,063,096 in operations equipment sales; $692,034 in internet services; and $500 for other services provided by the operations.

Cost of operations for the year ending March 31, 2007 was $1,200,215 compared to $1,798,869 for the year ending March 31, 2006.  The reduction in cost of operations is due to the loss of the IBC and AppState.net operations December 31, 2006.

General and administrative expenses for the year ending March 31, 2007 were $2,028,031 compared to $3,396,181 for the year ending March 31, 2006.  The largest components of general and administrative for the year ending March 31, 2007, were corporate and operations compensation of $862,448, and consulting services of $667,414, of which $654,169 was paid in common stock. The consultants were engaged to assist the Company to obtain new business, provide introductions to suitable merger and acquisition candidates, and facilitate introductions to various Investment Bankers, Broker Dealer Organizations, Exchanges’ and Registered Associations’ market participants, Brokerage Firms, Financial institutions, and Money Managers.

There was a loss on settlement of a contract for the year ending March 31, 2007 in the amount of $553,643.  We have been unable to come to mutually acceptable terms to cure the default by the Company on the terms of the Purchase Agreement (“Agreement”) dated January 1, 2005 by and between IVI Communications, Inc. (“Buyer”), Internet Business Consulting, Inc. (“IBC”) and AppState.Net, LLC (“AppState”), jointly referred to as (“Sellers”).  Sellers have exercised the remedies for default as provided in the Agreement and confirmed that the Remedies, which were that foreclosure and repossession occurred December 31, 2006, are in effect.  Pursuant to those remedies, ownership of Sellers reverts to James Hollis, effective December 31, 2006.

Selling expenses for year ending March 31, 2007 were $14,671 compared to $324,777 for the year ending March 31, 2006. $318,668 of selling expenses in the year ending March 31, 2006 was public relations expense, and no public relations expense was recorded in the fiscal year ending March 31, 2007.

Depreciation and amortization expense for the year ending March 31, 2007 was $186,026 compared to $21,624 for the year ending March 31, 2006.  Depreciation on equipment in the subsidiaries was $42,358, and $143,668 was amortization of the Cornell Capital Partners debenture.

Interest expense for the year ending March 31, 2007 was $604,600 compared to $530,348 for the year ending March 31, 2006.  The largest components of interest for the year ending March 31, 2007 were corporate with convertible debenture interest of $149,104, promissory note interest of $112,898, and beneficial interest of $342,472 on debenture conversions.

Other income for the year ending March 31, 2007 was $1,035,742 compared to $167,104 for the year ending March 31, 2006. For the year ending March 31, 2007 Other income was realized from a $986,524 litigation settlement, and $49,218 in various smaller settlements of debt.

Forgiveness of debt for the year ending March 31, 2007 was $1,657,853 compared to $0 for the year ending March 31, 2006.  This debt included $1,504,441 of notes, debentures and vendor payables that was discharged on advice of legal counsel, and $153,402 was a debt settlement.

The Company had a gain on the revaluation of derivatives of $390,794 for the year ending March 31, 2007 compared to $0 for the year ending March 31, 2006.

The Company had miscellaneous other expenses of $43,905 for the year ending March 31, 2007 compared to $0 for the year ending March 31, 2006.

The Company had interest income of $174 for the year ending March 31, 2007 compared to $0 for the year ending March 31, 2006.

The Company had a net profit for the year ending March 31, 2007 of $313,283 compared to a loss of $4,158,104 for the year ending March 31, 2006.  The loss per share was ($0.00) and ($0.07)in the fiscal years ended March 31,2007 and 2006 respectively.  The Company expects the trend of losses to continue through the next fiscal year.

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

In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), “Inventory Costs – an amendment of ARB No. 43, Chapter 4”.  FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage.  In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities.  FAS 151 is effective for the Company in 2006.  The Company does not expect FAS 151 to have a material impact on its results or financial statements.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published FAS No. 123 (Revised 2004), Share-Based Payment ("FAS 123R").  FAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements.  Share-based payment transactions within the scope of FAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of FAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005.  The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

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

In May 2005, the FASB issued SFAS 154, “Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  FAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle.  The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method.  FAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method.  FAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005.  The Company plans to adopt FAS 154 beginning January 1, 2006.  Because SAS 154 is directly dependent upon future events, the Company cannot determine what effect, if any, the expected adoption of FAS 154 will have on its financial condition, results of operations or cash flows.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 155, Accounting for
Certain Hybrid Financial Instruments.  FAS No. 155 replaces FAS No. 133 Accounting for Derivative Instruments and Hedging Activities, and FAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  FAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets” This statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company is currently analyzing whether this new standard will have impact on its financial position and results of operations.

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

WE HAVE A HISTORY OF LOSSES, EXPECT CONTINUING LOSSES AND MAY NEVER ACHIEVE PROFITABILITY

For the years ended March 31, 2007 and 2006, we generated revenues of $1,859,811 and $2,681,373 respectively and incurred consolidated net profit in the year ending March 31, 2007 of $313,283 and net loss in the year ending March 31, 2006 of $4,158,104. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.

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

OUR AUDITORS HAVE INCLUDED A GOING CONCERN MODIFICATION IN THEIR OPINION

Our auditors have modified their opinion to our financial statements because of concerns about our ability to continue as a going concern. These concerns arise from the fact that we have sustained operating losses for the years ending March 31, 2007 and 2006 and have sustained large capital deficits and have been unable to come to mutually acceptable terms to cure the default by the Company on the terms of the Purchase Agreement (“Agreement”) dated January 1, 2005 by and between IVI Communications, Inc. (“Buyer”), Internet Business Consulting, Inc. (“IBC”) and AppState.Net, LLC (“AppState”), jointly referred to as (“Sellers”). Sellers have exercised the remedies for default as provided in the Agreement and confirmed that the Remedies, which were that foreclosure and repossession occurred December 31, 2006, are in effect. Purchase Agreement, Exhibit 2.4, is incorporated by reference to the exhibits filed in the Company’s Form 8-K filed February 4, 2005.

Pursuant to those remedies, ownership of Sellers reverts to James Hollis, effective December 31, 2006.

Per the terms of the Agreement, Sellers will return 2,574,312 shares of IVI common stock.  This has been classified as Stock Receivable in the Equity section of the Balance Sheet.

The stock was returned and cancelled on July 6, 2007.

In addition there has been no formal settlement agreement signed by all parties.

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

In addition the Company received $75,000 in funds from outside sources and recorded them as debentures.

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

In the future, we may be required to raise additional funds, particularly if are unable to generate positive cash flow as a result of our operations and are required to repay the convertible debentures as a result of Cornell Capital's failure to convert the debentures into common stock. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our wireless network deployment plans. Any additional equity financing may involve substantial dilution to our then existing shareholders.

WE MAY NOT BE SUCCESSFUL IN INTEGRATING THE MANAGEMENT TEAM OF FUTURA, INC., WHICH COULD ADVERSELY AFFECT THE LEADERSHIP OF OUR COMPANY, DIVERT MANAGEMENT TIME AND ADVERSELY AFFECT THE BUSINESS AND RESULTS OF OPERATIONS.

Failure to successfully integrate the management team of Futura could divert management time and resources, which would adversely affect our operations.

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

general conditions in the wireless communications and internet industries;

the success of our efforts to develop, improve and satisfactorily address any issues relating to our technology;

our ability to effectively compete with companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company including (i) local ISPs, (ii) national and regional ISPs, (iii) established online services; (iv) nonprofit or educational ISPs; (v) national telecommunications companies; (vi) Regional Bell Operating Companies ("RBOCs"); (vii) competitive local exchange carriers; and (viii)cable operators; and our ability to adapt to the consolidation of existing ISPs with or into larger entities, or entry of new entities into the Internet services market, would likely result in greater competition for the Company.

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

We own several Internet domain names, including, among others, www.ivn.net, www.ivcm.net, www.futura.net, www.lickity-split.net, www.lickity-split.tv, and www.lickitysplit.tv. The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains or modify the requirements for holding domain names, any or all of which may dilute the strength of our name. We may not acquire or maintain our domain name or additional common names in all of the countries in which our marketplace may be accessed, or for any or all of the top-level domains that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

We may have to resort to litigation to enforce our intellectual property rights, determine the validity and scope of the proprietary rights of others, or defend ourselves from claims of infringement, invalidity or unenforceability Litigation may be expensive and divert resources even if we win. This could adversely affect our business, financial condition and operating results such that it could cause us to reduce or cease operations.

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

IF WE LOSE KEY EMPLOYEES OR ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER

Our success is highly dependent on our ability to attract and retain qualified personnel. We are highly dependent on our management, including Charles Roodenburg, our Chief Executive Officer who has been critical to the development of our technologies and business. The loss of the services of Mr. Roodenburg could have a material adverse effect on our operations. We do not have an employment agreement with Mr. Roodenburg. Accordingly, there can be no assurance that he will remain associated with us. The efforts of Mr. Roodenburg will be critical to us as we continue to develop our business. If we were to lose Mr. Roodenburg, or any other key employees, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

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

RISKS RELATING TO OUR CONVERTIBLE DEBENTURES:

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE NOTES AND WARRANTS.

As of March 31, 2007, we had 110,788,677 shares of common stock issued and outstanding. In connection with the financing arrangements that we entered into in March 2006, we also have outstanding secured convertible debentures or an obligation to issue callable secured convertible notes that may be converted into an estimated 139,919,128 shares of common stock at current market prices, and outstanding warrants to purchase 138,177,295 shares of common stock.

On July 11, 2007, the closing bid price of our common stock was $0.0061. The debentures issued in March are convertible at the lower of (i) $0.20 or (ii) ninety percent (90%) of the lowest closing Bid Price of the Common Stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP. Cornell has agreed not to short any of the shares of Common Stock Therefore, the number of shares of common stock issuable upon conversion of the secured convertible debentures may increase if the market price of our stock declines. Upon effectiveness of the registration statement of which this prospectus forms a part, all of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The variable price feature of our convertible debentures could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders. The number of shares we will be required to issue upon conversion of the debentures will increase if the market price of our stock decreases. This will cause dilution to our existing stockholders.

The following is an example of the amount of shares of our common stock issuable upon conversion of the entire $600,000 in convertible debentures, based on market prices assumed to be 25%, 50% and 75% below the closing price on March 31, 2007 of $.009.

% BELOW MARKET	PRICE PER SHARE	WITH 10% DISCOUNT	NUMBER OF SHARES	PERCENTAGE OF TOTAL*
25%	$0.0068	$0.0061	83,594,897	43.01%
50%	$0.0045	$0.0041	125,392,346	53.09%
75%	$0.0023	$0.0020	250,784,691	69.36%

* Based upon 110,788,677 shares of common stock issued as of March 31, 2007

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

In addition the Company received $75,000 in funds from outside sources and recorded them as debentures.

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

FORWARD-LOOKING STATEMENTS

We and our representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this prospectus and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to uncertainties associated with the following:

(a)	volatility or decline of our stock price;

(b)	potential fluctuation in quarterly results;

(c)	our failure to earn revenues or profits;

(d)	inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;

(e)	inadequate capital to continue business;

(f)	changes in demand for our products and services;

(g)	rapid and significant changes in markets;

(h)	litigation with or legal claims and allegations by outside parties;

(i)	insufficient revenues to cover operating costs.

Item 7    Financial Statements
INDEX

Page(s)

Report of Independent Registered Public Accounting Firm	1 - 2

Consolidated Balance Sheets as of March 31, 2007 and 2006	3 - 4

Consolidated Statements of Income and Loss for the Years
Ended March 31, 2007 and 2006	5

Consolidated Statement of Changes in Stockholders’
(Deficit) for the Years Ended March 31, 2007 and 2006	6

Consolidated Statements of Cash Flow for the Years Ended
March 31, 2007 and 2006	7 - 10

Notes to Consolidated Financial Statements	11 - 37

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828  Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
IVI Communications, Inc. and Subsidiaries
Los Angeles, California

We have audited the accompanying consolidated balance sheets of IVI Communications, Inc. and Subsidiaries (“the Company”) as of March 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IVI Communications, Inc. and Subsidiaries as of March 31, 2007 and 2006 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the years ended March 31, 2007 and 2006 have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 9 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern.  Management’s operating and financing plans in regard to these matters are also discussed in Note 9.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BAGELL, JOSEPHS, LEVINE& COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
July 13, 2007

MEMBER OF:	AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANT

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31,

ASSETS
	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$4,827	$233,544
Accounts receivable, net	246,210	322,806
Inventory	-	145,395
Other current assets	6,449	18,624
Total current asset	257,486	720,369

Equipment, net of $19,147 and $25,944 in accumulated depreciation	20,741	91,319

OTHER ASSETS
Goodwill	674,934	4,112,482
Deposits	-	6,513
Total other assets	674,934	4,118,995

TOTAL ASSETS	$953,161	$4,930,683

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Installment debt	$-	$1,116
Notes payable	186,489	767,311
Current portion of obligations under capital lease	-	32,348
Accounts payable and accrued liabilities	1,798,145	2,671,533
Acquisition contracts	-	295,000
Contingent liability	-	934,782
Litigation settlement	448,675	-
Deferred revenue	2,522	15,292
Liability for stock to be issued	138,949	-
Derivative liability	164,077	216,312
Convertible debentures, net of discount of $312,215 and $200,000	445,285	619,250
Total current liabilities	3,184,142	5,552,944

LONG-TERM LIABILITIES
Obligations under capital lease, net of current portion	-	33,339
Loan payable officer	-	418,793
Total long-term liabilities	-	452,132

TOTAL LIABILITIES	3,184,142	6,005,076

The accompanying notes are an integral part to these consolidated financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
MARCH 31,

	2007	2,006

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 5,000,000 shares authorized;
4,000,000 issued and outstanding series A	4,000	4,000
1,000,000 issued and outstanding series B	1,000	-
Common stock, $.001 par value; 400,000,000 shares authorized;
110,788,677 and 77,985,587 issued and outstanding	110,787	77,986
Prepaid consulting fees	(333,331)	-
Additional paid-in capital	25,699,488	27,334,017
Additional paid-in capital - warrants	192,755	154,255
Stock receivable	(2,574,312)	-
Shares issued and held as collateral	-	(3,000,000)
Accumulated deficit	(25,331,368)	(25,644,651)
Total stockholders' deficit	(2,230,981)	(1,074,393)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$953,161	$4,930,683

The accompanying notes are an integral part to these consolidated financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND LOSS
FOR THE YEARS ENDED MARCH 31,

	2007	2006

OPERATING REVENUE	$1,859,811	$2,681,373

COST OF OPERATIONS	1,200,215	1,798,869

GROSS PROFIT	659,596	882,504

OPERATING EXPENSES
Selling	14,671	324,777
General and administrative	2,028,031	3,396,181
Loss on settlement of contract	553,643	-
Depreciation and amortization	186,026	21,624

Total operating expenses	2,782,371	3,742,582

OPERATING (LOSS)	(2,122,775)	(2,860,078)

OTHER INCOME (EXPENSES)
Other income	1,035,742	167,104
Forgiveness of debt	1,657,853	-
Gain on revaluation of derivatives	390,794	-
Litigation damages	-	(934,782)
Other expense	(43,905)	-
Interest expense	(604,600)	(530,348)
Interest income	174	-
Total other income (expense)	2,436,058	(1,298,026)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	313,283	(4,158,104)
Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO
COMMON SHAREHOLDERS	$313,283	$(4,158,104)

BASIC INCOME (LOSS) PER SHARE	$0.00	$(0.07)
DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	82,157,193	62,256,813
DILUTED	220,334,488	62,256,813

The accompanying notes are an integral part to these consolidated financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIAIRES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

					Prepaid	Additional	Additional Paid-in		Shares issued
	Preferred Stock		Common Stock		Consulting	Paid-in	Capital -	Subscription	and held as	Accumulated
	Shares	Amount	Shares	Amount	Fees	Capital	warrants	Receivable	Collateral	Deficits	Total

Balance, March 31,
2005	-	-	66,539,685	$66,539	$-	$20,215,480	$-	$(2,023,173)	$-	$(21,486,547)	$(3,227,701)

Issuance of shares
for compensation	4,000,000	4,000	-	-	-	196,000	-	-	-	-	200,000

Issuance of shares
for services	-	-	3,824,660	3,825	-	1,569,519	-	-	-	-	1,573,344

Issuance of shares
for acquisition of
subsidiary	-	-	5,387,612	5,388	-	3,118,925	-	-	-	-	3,124,313

Issuance of shares
issued for
conversion of
debentures	-	-	2,865,000	2,865	-	563,785	-	-	-	-	566,650

Issuance of shares
for conversion of
outstanding
payables	-	-	40,667	41	-	7,809	-	-	-	-	7,850

Options exercised	-	-	4,500,000	4,500	-	770,500	-	-	-	-	775,000

Shares cancelled for
failed acquisition	-	-	(13,734,669)	(13,735)	-	13,735	-	-	-	-	-

Issuance costs
associated with
equity financing	-	-	-	-	-	(90,000)	-	-	-	-	(90,000)

Warrants issued with
equity financing
(Debt discount)	-	-	-	-	-	-	154,255	-	-	-	154,255

Cancellation of
shares in
investment	-	-	(6,437,368)	(6,437)	-	(2,016,736)	-	2,023,173	-	-	-

Shares issued as
collateral	-	-	15,000,000	15,000	-	2,985,000	-	-	(3,000,000)	-	-

Net loss for the year	-	-	-	-	-	-	-	-	-	(4,158,104)	(4,158,104)

Balance, March 31,
2006	4,000,000	$4,000	77,985,587	$77,986	$-	$27,334,017	$154,255	$-	$(3,000,000)	$(25,644,651)	$(1,074,393)

Issuance of shares
for services	1,000,000	1,000	19,774,330	19,774	(333,331)	986,225	-	-	-	-	673,668

Derivative created
in excess of
debt discount
on convertible
debenture	-	-	-	-	-	(27,671)	-	-	-	-	(27,671)

Issuance of shares
for conversion
of debentures	-	-	13,038,639	13,037	-	184,167	-	-	-	-	197,204

Issuance of shares
for convertible
note	-	-	8,710,121	8,710	-	245,580	-	-	-	-	254,290

Warrants exercised	-	-	3,500,000	3,500	-		38,500	-	-	-	42,000

Issuance of shares
for debt settlement	-	-	280,000	280	-	10,920	-	-	-	-	11,200

Issuance of shares
for completion of
acquisition	-	-	2,500,000	2,500	-	21,250	-	-	-	-	23,750

Cancel shares issued
as collateral	-	-	(15,000,000)	(15,000)	-	(2,985,000)	-	-	3,000,000	-	-

Issuance costs
associated with
equity financing	-	-	-	-	-	(70,000)	-	-	-	-	(70,000)

Stock receivable from
default on
acquisition	-	-	-	-	-	-	-	(2,574,312)	-	-	(2,574,312)

Net income for the
year	-	-	-	-	-	-	-	-	-	313,283	313,283

Balance, March 31,
2007	5,000,000	$5,000	110,788,678	$110,787	$(333,331)	$25,699,488	$192,755	$(2,574,312)	$-	$(25,331,368)	$(2,230,981)

The accompanying notes are an integral part to these consolidated financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31,

	2007	2006

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$313,283	$(4,158,104)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Common stock issued for services and compensation	673,668	1,773,344
Settlement of notes and vendor payables	-	7,850
Cash received in acquisition	-	26,352
Depreciation	42,360	21,624
Amortization	143,668	-
Loss on settlement of contract	553,645	-
Gain (loss) on revaluation of derivatives	(390,794)	216,317
Gain on forgiveness of debt	(1,657,853)	-
Gain on contingent liability settlement	(987,169)	-
Gain on settlement of debentures	(19,514)	-
Allowance for doubtful accounts	35,705	-

Changes in assets and liabilities
Decrease in accounts receivable	17,890	44,011
(Increase) decrease in inventory	50,090	(83,095)
Decrease in prepaid assets	(1,512)	(19,310)
Increase (decrease) in accounts payable and accrued liabilities	997,173	(46,832)
Increase in contingent liability	-	934,782
Increase (decrease) in acquisition contracts	(270,000)	295,000
Increase (decrease) in deferred revenue	(6,969)	15,292
Total adjustments	(819,612)	3,185,335

Net cash (used in) operating activities	(506,329)	(972,769)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(34,181)	(35,273)
Acquisition of business assets	-	(75,000)
Net cash (used in) investing activities	(34,181)	(110,273)

The accompanying notes are an integral part to these consolidated financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED MARCH 31,

	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance costs for equity financing	(70,000)	(90,000)
Proceeds from stock to be issued	138,949	-
Proceeds from derivative liability	55,000	-
(Payments) on derivative liability	(39,312)	-
Proceeds from convertible debentures	475,000	242,500
Cash paid on settlement of contract	(261,357)	-
Proceeds from exercise of stock options	-	775,000
Proceeds from installment debt and capital lease obligations	24,724	-
Payments on installment debt and capital lease obligations	(1,116)	(128,429)
Proceeds (payments) on officer loans	(50,770)	393,444
Proceeds from exercise of warrants	42,000	-
Payments on litigation settlement	(1,325)	-
Net cash provided by financing activities	311,793	1,192,515

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(228,717)	109,473

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	233,544	124,071

CASH AND CASH EQUIVALENTS - END OF YEAR	$4,827	$233,544

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest	$1,403	$-
Income taxes	9,722	13,147

The accompanying notes are an integral part to these consolidated financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED MARCH 31,

	2007	2006

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Common stock issued for prepaid consulting fees, classified as equity	$987,500	$-
Common stock issued for services and compensation	$179,916	$1,773,344
Common stock issued for debt settlements and payables	$486,444	$2,369,344
Common stock receivable for settlement of contract	$2,574,312	$-
Cancellation of shares	$3,000,000	$-
Accounts payable coverted to note payable	$283,398	$-
Note payable converted to litigation settlement	$450,000	$-
Embedded derivatives on convertible debt and notes payable	$283,554	$-
Warrants issued in connection with convertible debt	$-	$154,255
Reduction in liability for stock to be issued	$-	$2,574,312

Acquisition of Futura, Inc.
Cash	26,352
Accounts receivable	20,396
Equipment	30,150
Deposits - security	1,320
Accounts payable and accrued expenses	(53,152)

Net assets acquired	25,066

Notes to Futura, Inc.	(75,000)
Issuance of stock	(550,000)
Goodwill	599,934

Total	$-

The accompanying notes are an integral part to these consolidated financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED MARCH 31,

CONTRACT SETTLEMENT
For the year ended March 31, 2007, the following amounts were utilized in the settlement of the contract upon the default of the two subsidiaries, Internet Business Consultants, Inc. and Appstate.net, Inc.

Cash	$261,357
Accounts receviable	58,706
Inventory	95,305
Prepaid expenses	20,200
Fixed assets	111,556
Goodwill	3,437,548
Allowance for doubtful accounts	(35,705)
Accumulated depreciation	(49,157)
Accounts payable	(216,618)
Acquisition contracts	(100,000)
Deferred revenue	(5,801)
Obligations under capital lease	(81,411)
Loan payable officer	(368,023)
Stock receivable	(2,574,312)
Loss on settlement of contract	(553,645)

TOTAL	$-

The accompanying notes are an integral part to these consolidated financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

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

Effective December 31, 2006 the Company defaulted on this acquisition contract, See Note 11: Contract Settlement.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2007 and 2006.

The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.  At March 31, 2007 and 2006, the Company had $-0- and $-0- of funds in excess of the insured limit.

 IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED)

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses are included in general and administrative expenses in the consolidated statements of operations for the years ended March 31, 2007 and 2006.  Advertising costs for the years ended March 31, 2007 and 2006 were $5,508 and $318,920 respectively.

 IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED)

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

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts at March 31, 2007 and 2006 is $-0- and $2,397 respectively.

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

 IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED)

Earnings (Loss) Per Share of Common Stock (continued)

The following is a reconciliation of the computation for basic and diluted EPS as of March 31;

	2007	2006

Net income (loss)	$313,283	$(4,158,104)

Weighted average common shares Outstanding (Basic)	82,157,193	62,256,813

Weighted average common stock Equivalents: Warrants	138,177,295	-0-

Weighted average common shares Outstanding (Diluted)	220,334,488	62,256,813

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for March 31, 2006 because inclusion would have been anti-dilutive.  However, options and warrants that would have been available at March 31, 2006 were 50,000 and 4,027,705, respectively.

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142 “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company recorded $3,437,548 in goodwill in its acquisition of Internet Business Consulting and AppState.Net, LLC.  The Company recorded $674,934 in goodwill in its acquisition of Futura, Inc. on February 6, 2006.  The goodwill recorded for Internet Business Consulting and AppState.Net, LLC was written-off with the disposal of the operations, and management has determined that there has been no impairment of the Futura, Inc.  goodwill as of March 31, 2007.

 IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED)

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED)

Derivative Instruments

The Company has an outstanding convertible debt instrument that contains an embedded derivative.  The Company accounts for this derivative in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  In accordance with the provisions of FAS No. 133 and EITF Issue No. 00-19, the embedded derivative is required to be bifurcated from the debt instrument and recorded as a liability at fair value on the consolidated balance sheet.  The Company also has notes payable with conversion features that qualify as derivative instruments.  Changes in the fair value of the derivatives are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense).  As of March 31, 2007 and 2006, the fair value of the derivatives was $164,077 and 216,312, respectively.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005.  Accordingly, the Company has implemented the revised standard in the first quarter of fiscal year 2007.

In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), “Inventory Costs – an amendment of ARB No. 43, Chapter 4”.  FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage.  In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities.  FAS 151 is effective for the Company in 2006.  FAS 151 did not have a material impact on its results or financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED)

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

In May 2005, the FASB issued SFAS 154, “Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  FAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principal.  The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method.  FAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method.  FAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005.  The Company adopted FAS 154 beginning January 1, 2006.  Because SAS 154 is directly dependent upon future events, the Company cannot determine what effect, if any, the expected adoption of FAS 154 will have on its financial condition, results of operations or cash flows.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED)

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

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 3-	EQUIPMENT

Equipment as of March 31, 2007 and 2006 was as follows:

	Estimated Useful
	Lives (Years)
		2007	2006
Equipment	3-5	$39,888	$117,263

Less accumulated depreciation		(19,147)	(25,944)
Equipment, net		$20,741	$91,319

Depreciation expense was $42,360 and $21,624 for the years ended March 31, 2007 and 2006, respectively.

NOTE 4-	INSTALLMENT DEBT

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

The installment debt liability at March 31, 2007 and 2006 is $0 and $1,116 respectively.

NOTE 5-	ACQUISITION CONTRACTS AND NOTES PAYABLE

Acquisition Contracts

In accordance with the purchase agreement between the Company and Internet Business Consulting and AppState.net, LLC, the Company entered into two separate note agreements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 5-	ACQUISITION CONTRACTS AND NOTES PAYABLE (Continued)

Acquisition Contracts (Continued)

The Company agrees to make 12 monthly payments of $8,334 with the first payment due with the signing of the agreement. The Company has completed these payments as of March 31, 2006. The Company also entered into an agreement to make 24 payments of $20,000 all due no later than the 1st day of the month following completion of IBC’s and AppState’s audits (April 2005) and then on the 1st day of each subsequent month thereafter until paid in full.  The Company was in default on January 1, 2007.  See Note 11:  Contract Settlement.

In association with the acquisition of Futura, Inc., the Company agreed to make 3 installment payments in $25,000 increments on June 1, 2006, September 1, 2006 and December 1, 2006.  The acquisition contract has been paid in full.

Notes Payable

The Company borrowed a total of  $1,077,955 from 22 different individuals during 1999 through the present, at interest rates ranging from 7-12%, with no collateral and payment terms of 2 or 3 years. As of March 31, 2007 and 2006, all amounts unpaid are overdue. As of March 31, 2007 and 2006, the notes payable balance is $186,489 and $767,311, and the accrued interest on those notes as of March 31, 2007 and 2006 is $92,599 and $581,273 respectively. These amounts are reflected as current liabilities in the consolidated balance sheet at March 31, 2007 and 2006.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 5-	ACQUISITION CONTRACTS AND NOTES PAYABLE (CONTINUED)

Notes Payable (Continued)

The following transactions occurred for the year ended March 31, 2007:

During the year ended March 31, 2007, $240,451 in principal and $265,772 in accrued interest was written-off due to state jurisdiction time bar.

A settlement was reached whereby a note for $305,000 with accrued interest of $197,387 was replaced with a litigation settlement of $450,000.

A settlement was reached whereby a note for $124,994 with accrued interest of $138,409 was replaced with a contingent settlement for $110,000, which has been classified as an accrued liability.

In November 2006 a note was issued to Nyhl Henson for $80,623 for compensation.  The note carries no interest and was due November 30, 2007 and is convertible at current market price.  The note has not been repaid or converted.

In May 2006 the Company borrowed $5,000 on a one-year note due May 22, 2007.  This note carries no interest.

In December 2006 the Company borrowed $4,000 on a one-year note due December 22, 2007.  This note carries no interest.

NOTE 6-	CONVERTIBLE DEBENTURES

The Company sold units of securities for $984,428 to approximately 100 individuals during 1998 and 1999. Each unit consisted of one share of common stock and one debenture with interest at 12%, no collateral, and an original due date of December 2001. The debentures are convertible at any time at $7.50 per share. In late 1999 to early 2000, the Company converted $373,128 of debentures into common stock. In mid-2002, the Company offered conversions at $.40 per share and 32 individuals with a face amount of $274,550 plus accrued interest of $101,254 accepted this conversion to 939,511 shares of common stock.  During the year ended March 31, 2007, $329,250 face value and $427,314 in accrued interest was written-off and charged to other income and $7,500 was reclassified as an accrued expense due to the settlement arrangements made with the holder.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 6-	CONVERTIBLE DEBENTURES CONTINUED

The Company sold units of securities for $215,000 to 14 individuals/entities in December 2004. The debentures accrue interest at 10% per annum and are due December 31, 2005. The conversion price is $.10 per common share.  In January 2006, the debentures were converted to 2,365,00 shares of common stock.  A beneficial interest expense of $249,150 was realized on the conversion.

The Company sold a security for $25,000 to one entity in January 2005. This debenture, which was for services rendered, also accrues interest at 10% per annum and is due January 31, 2006. The conversion price is $.10 per common share. No conversion or repayment of the debenture has occurred as of March 31, 2007.

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 6-	CONVERTIBLE DEBENTURES CONTINUED

On March 27, 2006, the Company entered into a securities purchase agreement with Cornell Capital Partners L.P. providing for the sale by the Company to Cornell of our 12% secured convertible debentures in the aggregate principal amount of $600,000 of which $200,000 was advanced immediately. The second installment of $200,000 was advanced on April 18, 2006. The last installment of $200,000 was advanced August 14, 2006, two (2) business days after the registration statement was declared effective.

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

During the year ended March 31, 2007, the debenture holder converted $150,000 of principal for 13,038,639 shares of common stock.  Beneficial interest of $25,072 was recognized on the conversions.

The Company sold a security for $12,500 to one entity in September 2006.  This debenture carries no interest and has a conversion rate of 50% discount to market of the ten-day average closing bid price. This has been recorded as a derivative liability.

The Company sold a security for $12,500 to one entity in October 2006.  This debenture carries no interest and has a conversion rate of 50% discount to market of the ten-day average closing bid price. This has been recorded as a derivative liability.

On February 22, 2007, Cornell exercised 3,500,000 warrants at a price of $.0085 for $29,750.  Beneficial interest of $12,250 was recognized.

Derivative Liability

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 6-	CONVERTIBLE DEBENTURES CONTINUED

Derivative Liability (Continued)

In January 2007 the Company borrowed $6,756 from Nyhl Henson, President, on a one-year note due January 19, 2008.   This note carries no interest and is convertible at the previous 10-day closing price.

In January 2007 the Company borrowed $3,243 from Charles Roodenburg, CFO, on a one-year note due January 19, 2008.  This note carries no interest and is convertible at the previous 10-day closing price.

In February 2007 the Company borrowed $45,000 from Nyhl Henson, President, on a note due on demand.  The note carries no interest and is convertible at the previous 10-day closing price.

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, the conversion feature associated with the $600,000 convertible debenture represents an embedded derivative. The Company has recognized the embedded derivative in the amount of $9,451 as a liability in the accompanying consolidated balance sheet and has measured it at its estimated fair value. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

Fair market value of stock	$0.20
Exercise price	$0.18
Dividend yield	0.00%
Risk free interest rate	4.00%
Expected volatility	192.95%
Expected life	5.0 Years

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 6-	CONVERTIBLE DEBENTURES CONTINUED

Derivative Liability (Continued)

The Company also issued to Cornell five-year warrants to purchase 2,000,000 and 1,500,000 shares of Common Stock at prices of $0.30, and $0.40, respectively. If at the time of exercise of the Warrants, the shares of Common Stock underlying the Warrant are not subject to an effective registration statement under the Securities Act of 1933, as amended (the "Act") or if an event of default under the Convertible Debentures has occurred, which is not cured in any applicable cure period, the holder of the Warrant, in lieu of making payment of the Exercise Price in cash, may elect a cashless exercise in accordance with the formula set forth in the Warrant.If, subject to the exceptions set forth in the warrants, during the time that the Warrants are outstanding, the Company issues or sells, or is deemed to have issued or sold, any shares of Common Stock for a consideration per share less than a price equal to the then exercise price, then the exercise price will be reduced to an amount equal to such consideration per share. Upon each such adjustment, the number of shares of Common Stock issuable upon exercise of the Warrants will be adjusted to the number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares issuable upon exercise of the warrants immediately prior to such adjustment and dividing the product by the exercise price resulting from such adjustment. Similar adjustments will be made upon any issuance or sale by us of options to purchase Common Stock or convertible securities.

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 6-	CONVERTIBLE DEBENTURES CONTINUED

Derivative Liability (Continued)

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

In January 2007 the Company borrowed $6,756 from Nyhl Henson, President, on a one-year note due January 19, 2008.   This note carries no interest and is convertible at the previous 10-day closing price.

In January 2007 the Company borrowed $3,243 from Charles Roodenburg, CFO, on a one-year note due January 19, 2008.  This note carries no interest and is convertible at the previous 10-day closing price.

In February 2007 the Company borrowed $45,000 from Nyhl Henson, President, on a note due on demand.  The note carries no interest and is convertible at the previous 10-day closing price.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 6-	CONVERTIBLE DEBENTURES CONTINUED

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

NOTE 7-	OBLIGATION UNDER CAPITAL LEASE

The Company has no capital lease obligations at March 31, 2007.  See Note 11: Contract Settlement.

NOTE 8-	STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, 4,000,000 Class A and 1,000,000 Class B; and 5,000,000 and 4,000,000 shares of preferred stock issued and outstanding as of March 31, 2007 and 2006, respectively.

For the year ended March 31, 2006, 4,000,000 shares of preferred Class A stock valued at $200,000 were issued as compensation.

For the year ended March 31, 2007, 1,000,000 shares of preferred Class B stock valued at $1,000 were issued as compensation.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 8-	STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock

On October 4, 2006, IVI Communications held its annual shareholder meeting.  The Company increased its authorized shares of common stock from 100,000,000 to 400,000,000 common shares.

As of March 31, 2007 and 2006, the Company has 400,000,000 and 100,000,000 shares of common stock authorized, 110,788,677 and 77,985,587 issued and outstanding, respectively.   There are 2,574,312 shares of stock receivable, see Note 11:  Contract Settlement.

The following details the stock transactions for the year ended March 31, 2006

In the quarter ended June 30, 2005, 2,574,312 shares were issued to James Hollis to complete the acquisition of Internet Business Consulting and AppState.net.

In the quarter ended September 30, 2005, 1,750,000 shares were issued to exercise options valued at $.075; 350,000 shares were issued for consulting services valued at $103,250 and 6,439,368 shares were cancelled.  The Company had issued 6,130,827 shares of common stock to be held in escrow under a subscription agreement with a London Investment Fund. In the event the Fund failed in its efforts to receive trading status, the subscription agreement would be null and void and the shares held in escrow, as well as the 380,541 shares issued for consulting, would be cancelled.

In the quarter ended December 31, 2005, 1,500,000 shares were issued to exercise options valued from $.075 to $.25; 3,281,014 shares valued at $1,424,201 were issued for consulting services; and 13,734,669 shares were returned and cancelled as part of the agreement when the Company sold it’s interest in Broadspot World Wide Wireless, Inc.

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 8-	STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

15,000,000 shares were issued as collateral on the Cornell Capital Partners convertible debenture.  These shares are issued, but not outstanding.

The following details the stock transactions for the year ended March 31, 2007

15,000,000 shares issued as collateral on the Cornell Capital Partners convertible debenture were returned to the C/ompany.

In the quarter ended September 30, 2006, 14,764,413 shares were issued for prepaid consulting services valued at $780,000; and 495,430 shares were issued for Cornell debenture conversions (see Note 6 Convertible Debentures).

In the quarter ended December 31, 2006, 280,000 shares were issued for debt settlement valued at $28,000; 200,000 shares were issued for consulting services valued at $11,000; 1,000,000 shares were issued for prepaid consulting services valued at $50,000; 309,917 shares were issued for public relations services valued at $7,500; and 3,314,814 shares were issued for Cornell debenture conversions (see Note 6 Convertible Debentures).

In the quarter ended March 31, 2007, 3,500,000 shares were issued for prepaid consulting services valued at $157,500; 8,710,121 shares were issued to convert a note in the amount of $122,812; 2,500,000 shares were issued in exchange for the $25,000 final payment for the completion of the Futura, Inc. purchase; 3,500,000 shares were issued for the exercise of warrants by Cornell for $42,000; and 9,228,395 shares were issued for Cornell debenture conversions (see Note 6 Convertible Debentures).

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

Under the Black-Scholes option-pricing model, the total value of the stock options granted in 2003 is charged to operations as these options are fully vested. SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages adoption of a fair-value-based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic-value method for options granted to employees and disclose pro forma net loss. All of these options are vested as of March 31, 2007 and 2006.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 8-	STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock Options and Warrants (continued)

The following tables summarize the activity of the Company's stock option plan:

	Year Ended March 31, 2007
	Number of	Weighted-average
	Options	Exercise Price

Outstanding - beginning of period	50,000	$0.50
Granted	0
Forfeited	50,000	$0.50
Outstanding - end of period	0

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model, which approximates fair value.

	Year Ended March 31, 2006
	Number of	Weighted-average
	Options	Exercise Price

Outstanding - beginning of period	264,000	$0.63
Granted	0
Forfeited	214,000	$0.54
Outstanding - end of period	50,000	$0.50

Exercisable - end of period	50,000	$0.50

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 8-	STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock Options and Warrants (continued)

	Year Ended March 31,
	2007	2006
Net income (loss):
As reported	$313,283	$(4,158,104)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0)	(0)
Pro forma	$313,283	$(4,158,104)
Net loss per share:
As reported:
Basic	$0.00	$(0.07)

Pro forma:
Basic	$0.00	$(0.07)

The Company has 138,177,295 and 527,705 stock warrants outstanding and vested as of March 31, 2007 and 2006.   In 2007 the 3,500,000 warrants issued in 2006 were adjusted to 141,176,470.  3,500,000 warrants were exercised and 26,880 warrants expired in 2007.

The Company has the following warrants exercisable for the purchase of its common stock:

		Year Ended
Exercise		March 31,
Price	Expiration Date	2007	2006

$0.50	February, 2007	-0-	26,880
$5.00	June, 2010	250,000	250,000
$2.50	June, 2010	80,000	80,000
$5.00	July, 2010	50,000	50,000
$2.50	July, 2010	2,500	2,500
$2.50	August, 2010	18,325	18,325
$2.00	August, 2010	100,000	100,000
$0.30	March, 2011	-0-	2,000,000
$0.40	March, 2011	-0-	1,500,000
$0.0085	March, 2011	137,676,470	-0-
		138,177,295	4,027,705
	Weighted average exercise price	$0.022	$.785

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 9-	GOING CONCERN

As shown in the accompanying consolidated financial statements the Company has sustained net operating losses for the years ended March 31, 2007 and 2006, has sustained large accumulated deficits, and currently does not have the revenues to sustain its operations. In addition, the Company sold off its operations in Colorado, Oregon and California, and has defaulted on the acquisition of Internet Business Consulting/AppState.net, LLC.  This raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company acquired 100% of the stock in IBC and the corporation of AppState in exchange for restricted shares of the Company’s common stock valued at $1 per share on a dollar-for-dollar exchange equal to one times the annual revenue of IBC plus one times the annualized revenue of AppState estimated at 2,674,312 shares. Such shares will be restricted stock with 100,000 shares paid within 10 days of the agreement (which were issued in the quarter ended March 31, 2005 and the balance issued no later than 10 days after completion of the audits of IBC and AppState (which occurred in April 2005). The Company agrees that should the market value of its stock not be $1 per share by January 1, 2007, this will result in an adjustment of the number of shares issued in conjunction with the purchase price ("make-good" clause).

The Company also agreed to make 12 monthly payments of $28,334 with the first payment due with the signing of this agreement, followed by 12 payments of $20,000 all due no later than the 1st day of the month following completion of IBC’s and AppState’s audits and then on the 1st day of each subsequent month thereafter until paid in full. IBC and AppState may, at their option up and until all payments have been made, have any or all of this paid as part of an employment contract with Hollis as compensation.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 10-	ACQUISITIONS (Continued)

The Company also agreed to authorize Internet Business Consulting, Inc. and AppState.Net, LLC to enter into a `sell leaseback' financial transaction ("Lease") so that certain assets may, at the Company’s option, be put on the Lease to enable IBC and AppState to be paid for the assets. The Company agreed to select certain assets to be put on the Lease no later than April 15, 2005.

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

In February 2007, the Company was notified it was in default of the contract, effective December 31, 2006.  See Note 11:  Contract Settlement.

On February 6, 2006 the Company acquired Futura, Inc., an ISP in the Little Rock, Arkansas area.  The purchase price was $550,000 in Company stock (2,813,300 shares determined at the close), and $150,000 cash, $75,000 paid at close and three $25,000 payments June 1, September 1, and December 1, 2006.  The Company acquired all the assets and liabilities of Futura, Inc.

NOTE 11-	CONTRACT SETTLEMENT

We have been unable to come to mutually acceptable terms to cure the default by the Company on the terms of the Purchase Agreement (“Agreement”) dated January 1, 2005 by and between IVI Communications, Inc. (“Buyer”), Internet Business Consulting, Inc. (“IBC”) and AppState.Net, LLC (“AppState”), jointly referred to as (“Sellers”).  Sellers have exercised the remedies for default as provided in the Agreement and confirmed that the Remedies, which were that foreclosure and repossession occurred December 31, 2006, are in effect.

Pursuant to those remedies, ownership of Sellers reverts to James Hollis, effective December 31, 2006.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 11-	CONTRACT SETTLEMENT (CONTINUED)

Per the terms of the Agreement, Sellers will return 2,574,312 shares of IVI common stock.  This has been recorded as Stock Receivable.

The stock was returned and cancelled on July 6, 2007.

In addition there has been no formal settlement agreement signed by all parties.

The loss on the settlement of the contract was $553,643.

NOTE 12-	PROVISION FOR INCOME TAXES

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

At March 31, 2007 and 2006, deferred tax assets approximated the following:

	2007	2006
Deferred tax assets	$8,264,000	$8,380,000
Less: valuation allowance	(8,264,000)	(8,380,000)

Net deferred tax assets	$-0-	$-0-

At March 31, 2007 and 2006, the Company had accumulated deficits approximating $25,330,000 and $25,644,000 respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 13-	LITIGATION / ARBITRATION / OTHER INCOME

The Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. As of March 31, 2007, the Company has recognized the full liability for all amounts that are due.

On December 1, 2004, a judgment was entered against Internet Ventures, Inc., the predecessor Company, in favor of Catherine and Joe Santistevan in the amount of $1,367,500.  On September 30, 2006 a confidential Settlement Agreement and Release was entered by and among Joe and Catherine Santistevan (“Santistevans”) and IVI Communications, Inc., successor in interest defendant Internet Ventures, Inc., to set aside the default judgment entered against Internet Ventures, Inc. in the amount of $1,367,500 plus accrued interest.  Under the terms of the agreement IVI Communications will pay the Santistevans a total four hundred and fifty thousand dollars ($450,000), to settle a claim of $1,367,500.  If IVI Communications, Inc. defaults on the agreement a judgment would be entered by stipulation in the amount of 1,367,500.  The balance on this settlement at March 31, 2007 and 2006 was $448,675 and $934,782.  The Company realized income for the year ended March 31, 2007 in the amount of $986,523.

The Company has six default judgments against it for a total amount of $146,504.  The amounts are recorded in other liabilities and contingencies.

On September 14, 2006, the Company was notified of a Demand for Arbitration to obtain judgment on a settlement default of $28,000. The default of $28,000 was settled for 280,000 shares of common stock. The Company realized income in the amount of $16,800 for the year ended March 31, 2007.

On October 7, 2005, a Complaint for Damages was filed in Superior Court of the State of California, County of San Joaquin, Case No. CV027700, by Annette S. Paoletti as Successor Trustee of the Clare P. Evelyn B. McEnerney Family Trust.  No dollar amount was stated, but a note payable and accrued interest in the amount of $263,403 was recorded in notes payable and interest on notes payable.  On March 31, 2007 a confidential Settlement Agreement was reached between Paoletti and The Company.  Under the terms of the agreement IVI Communications will pay the Paolettis a total of $110,000.  The Company realized income in the amount of $153,403 for the year ended March 31, 2007.

The Company had various other settlements and other income aggregating to $32,419 for the year ended March 31, 2007.

NOTE 14-	FORGIVENESS OF DEBT

On March 31, 2007, on advice of legal counsel, which rendered an opinion citing California Statutes of Limitations on time barred debt, the Company realized income in the amount of $1,504,450 for the forgiveness of such debt for notes, debentures and vendor payables.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 15-	SUBSEQUENT EVENTS

In April 17, 2007, Cornell Capital Partners converted $40,000 of principal for 7,407,408 shares of common stock; the conversion price was $.0054, 90% of the lowest closing bid price of $.006 during the prior 30 days.

On May 3, 2007, 3,814,510 shares valued at $19,454 were issued for accrued compensation.

On June 6, 2007, 5,807,848 shares valued at $42,405 were issued to resolve a subscription rescission offer.

Item 8    Changes in and Disagreements With Accountants on Accounting and financial Disclosure

None

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

As of March 31, 2007, the management, with the participation of the chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. The chief executive officer and chief financial officer concluded that these disclosure controls and procedures are effective as of March 31, 2007.

Changes in internal controls.

The Company has made no changes in its internal controls or in other factors that could significantly affect these controls, nor did it take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses, in the period ended March 31, 2007.

Item 8B    Other Information

None

PART 3

Item 9    Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

Name	Age	Position

Nyhl Henson*	59	Chief Executive Officer, President, Chairman and Director
Charles Roodenburg*	54	Chief Financial Officer, Chief Operating Officer and Director

*In a subsequent event, effective April 24, 2007 Charles Roodenburg has been named as President and Chairman of the Board of Directors of IVI Communications, Inc. Nyhl Henson has resigned his position as President and Chairman of the Board of Directors of IVI Communications, Inc.

Terms of Directors

The Director’s terms expire at the next annual shareholder’s meeting following their election.  Mr. Henson and Mr. Roodenburg have served as directors of IVI Communications, Inc. since the Turer acquisition in May 2002, and prior to that, Mr. Henson was a director of Internet Ventures, Inc.

Business Experience of the Directors and Executive Officers

Nyhl Henson, President, Chief Executive Officer and Chairman of the Board of Directors

Nyhl Henson is Chairman and CEO of IVI Communications, Inc.  Mr. Henson served as Chairman and CEO of  Internet Ventures, Inc. from June 2000 until the reverse merge in Turer Corporation in April 2002. Under Mr. Henson’s leadership, IVI Communications is developing a nationally branded broadband network, Lickity-SplitSM, currently being tested in the company’s Boone, North Carolina ISP, Appstate.Net.  IVI Communications recently acquired IBC Wireless, a leading broadband network system designer and equipment reseller since 1997.  By these strategic acquisitions Mr. Henson has positioned IVI Communications to implement the Company’s plan to deliver broadband Internet access to underserved markets across the country.

Mr. Henson is most noted for his role in the development of Nickelodeon, MTV Networks, Inc., and CMT (Country Music Television).  He is considered to be a pioneer in pay-per-view television spearheading such live events as the boxing matches of Leonard vs. Hearns and Holmes vs. Cooney, “Rolling Stones” and “The Who” rock concerts, and the musical “Sophisticated Ladies,” live from Broadway.  Previously, Mr. Henson served on the task force for Warner Cable’s precursor to the Internet, Qube, the nation’s first 30 channel two-way interactive cable system.

Mr. Henson helped to create Music Village Group, a Nashville-based entertainment Company, and Music Village USA, a 40-acre theme park.  Mr. Henson was named Chairman and CEO of Country Music Television when Music Village acquired the fledgling network.  Mr. Henson has served as CEO of Craftsman and Scribes Creative Workshop, an award-winning New York City-based children’s television production company.  He also has been involved in the development of several land-based entertainment complexes including projects in Branson, Missouri and Nashville, Tennessee.

While completing a graduate level curriculum in broadband communications at Southern Illinois University Mr. Henson obtained cable franchises and produced original programming for two local markets.  He was subsequently recruited by TelePromTer, then the nation’s largest cable operator, to create a 24 hour cable programming format for their Reno, Nevada system.  While there, he developed TeleAuction, considered to be the nation’s first home shopping program, later airing in Los Angeles and in seventeen other markets.

Charlie Roodenburg, Chief Financial Offier, Chief Operating Officer and Member of the Board of Directors

Charlie Roodenburg has more than 25 years of business management experience in fields as diverse as distribution, automotive parts marketing and the Internet communications industry.  Mr. Roodenburg has a B.S. in Finance from the University of Southern California and an M.B.A. from Pepperdine University.  From 1982-92 he held various corporate management positions in the Japanese import automotive industry, working for such giants as Mitsubishi, Toyota and Mazda. During an eight-year period with Mazda (1984-1992) Mr. Roodenburg was accessory development manager, overseeing inventory control, purchasing, marketing management and international business.  His entrepreneurial skills were honed by a six-year consulting stint which included such projects as the design and production of direct mail marketing programs, sales incentive programs and the development of an intranet based collateral material ordering software package.  In 1997, Mr. Roodenburg, who perceived that the Internet industry offered significant long term opportunity, accepted a management position with Northcoast Internet, an Internet Ventures subsidiary located in Eureka, California.  He was responsible for the launch of PeRKInet, a telco return cable broadband service in 1998 and launched a DSL broadband offering in 1999.  Subsequent to his promotion to California Regional Manager, he was responsible for the operation of five brands throughout the state and completed the assimilation of a sixth brand, TomatoWeb, located in Sacramento, California. Mr. Roodenburg’s division has achieved and maintained EBITDA earnings in excess of 20% until it was sold in December 2002.  In October 2002, Mr. Roodenburg was elevated to Executive Vice President and moved to corporate headquarters to assume responsibility for corporate administration and all IVI ISP operations.  In May 2003 Mr. Roodenburg was named Chief Financial Officer.

Significant Employees

Name	Age	Position
Robin Tjon	62	Vice President and Controller

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

Involvement in Certain Legal Proceedings

The Company is not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, promoter or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.  Moreover, no bankruptcy petition has been filed by or against any business of which a director, director nominee, promoter or control person was a general partner or executive officer either at the time of such bankruptcy or within two years prior to that time.

Item 10    Executive Compensation

The following table sets forth the compensation paid by the Company to its Chief Executive Officer and Directors for services in all capacities to the Company.

SUMMARY COMPENSATION TABLE

(a)	(b)		( c)	(d)	(e)	(j)

Name and					Stock
principal			Salary	Bonus	Awards	Total
position	Year		($)	($)	($)	($)

Nyhl Henson-CEO/Chairman	3/31/2007	(1)	240,000	None	None	240,000
	3/31/2006	(2)	240,000	None	120,000	360,000

Charles Roodenburg-CFO/Director	3/31/2007	(3)	84,000	None	1,000	85,000
	3/31/2006	(4)	84,000	None	45,000	129,000

(1) In fiscal 2007 Nyhl Henson received $50,070 cash salary and $189,930 accrued salary.
(2) In fiscal 2006 Nyhl Henson received $207,356 cash salary, $32,644 accrued salary and 2,400,000 shares of the company's preferred series A stock valued at $120,000.
(3) In fiscal 2007 Charles Roodenburg received $46,552 cash salary, $37,448 accrued salary and 1,000,000 shares of the Company's preferred series B stock valued at $1,000.
(4) In fiscal 2006 Charles Roodenburg received $82,221 cash salary, $1,779 accrued salary and 900,000 shares of the Company's preferred series A stock valued at $45,000.

Item 11    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 31, 2007 information regarding the beneficial ownership of Common Stock (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock; (ii) by each director; (iii) by each executive officer; and (iv) by all executive officers and directors as a group.  Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

Title of	Name and Address of	Amount and Nature of	Percent of
Class	Beneficial Owner	Beneficial Ownership	Class (1)

Common Stock	IVI Shareholder Trust	25,770,514	23.26%
	555 H St., Suite H
	Eureka, CA 95501
	Nyhl Henson, Trustee

Common Stock	Big Apple Consulting USA, Inc.	14,764,413	13.33%
	280 Wekiva Springs Rd., Suite 201
	Longwood, FL 32779

Common Stock*	Nyhl Henson, CEO/Director (2)	710,000	0.64%
	555 H St., Suite H
	Eureka, CA 95501

Common Stock*	Charles Roodenburg, CFO/Director(3)	300,000	0.27%
	555 H St., Suite H
	Eureka, CA 95501

Common Stock	Directors & Officers As A Group (4)	26,780,514	24.17%
_________________________
* less than 1%

(1)	This table is based on 110,788,677 shares of Common Stock issued and outstanding on March 31, 2007.
(2)	Does not include 2,400,000 shares of preferred series A stock held by Mr. Henson.
(3)	Does not include 900,000 shares of preferred series A stock and 1,000,000 shares preferred series B stock held by Mr. Roodenburg.
(4)	Includes shares held by IVI Shareholder Trust of which Mr. Henson is the Trustee.

Item 12    Certain Relationships and Related Transactions

There are no related transactions or relationships.

Item 13    Exhibits

The following exhibits are filed with this Annual Report or are incorporated by reference:

EXHIBIT
NUMBER	TITLE OF EXHIBIT

2.10	Agreement and Plan of Reorganization(2)
2.20	Certificate of Amendment to Articles of Incorporation(2)
2.30	Certificate of Amendment to Articles of Incorporation increasing authorized shares of common stock (6)
2.40	Business Purchase Agreement Between IVI Communications, Inc., Internet Business Consulting, Inc.and AppState.Net, Llc.(9)
2.50	Purchase Agreement between IVI Communications, Inc. and Francis and Lois Allen (11)
2.60	Purchase Default Seller Exercising Remedies dated February 1, 2007 (18)
3.10	Articles of Incorporation(2)
3.20	Bylaws (2)
3.30	Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Nevada on March 20, 2006 (12)
3.40	Certificate of Designation, Powers, Preferences and Rights of Series B Preferred Stock, filed with the State of Nevada on March 12, 2007 (17)
4.10	2005 Employee Stock Compensation Plan (3)
4.20	Amended 2005 Employee Stock Compensation Plan (7)
4.30	Convertible Debenture dated March 27, 2006 (13)
4.40	Warrant CCP-001 dated March 27, 2006 (13)
4.50	Warrant CCP-002 dated March 27, 2006 (13)
5.10	Opinion of Sichenzia Ross Friedman Ference LLP (14)
9.00	Voting Trust Agreement(2)
10.10	Employment Agreement for Nyhl Henson dated May 1, 2001(2)
10.2 A & B	Sale Agreements for California ISPs(2)
10.30	Sale Agreement for Oregon ISPs (2)
10.40	Purchase Agreement for Quik Communications (2)
10.50	Sale Agreement for Colorado ISPs(2)
10.6 A B & C	Settlement Agreements with Quik Communications (1)
10.70	Stock Exchange Agreement IVIC and Broadspot World Wide Wireless (5)
10.80	Consulting Contract with Keith Jablon dated July 1, 2004 (6)
10.90	Consulting Contract with Big Apple Consulting USA, Inc. dated July 6, 2004 (6)
10.10	Advisory Agreement with Hunter Wise, LLC dated August 17, 2004
10.11	Agreement with The Research Works dated August 31, 2004
10.12	Stock Purchase Agreement between IVIC and Seaside Investments PLC dated August 16, 2004 (8)
10.13	Consulting Contract between IVIC and James Farinella dated August 15, 2005 (10)
10.14	Consulting Contract between IVIC and 729759 Alberta Ltd. dated September 19, 2005 (10)
10.15	Channel Partner Agreement between IVIC and TeleMedium Corporation dated October 11, 2005 (10)
10.16	Letter of Intent between IVIC and Larry W. Barnes dated October 12, 2005 (10)
10.17	Letter of Intent between IVIC and Larry W. Barnes dated October 12, 2005 (10)
10.18	Securities Purchase Agreement, dated March 27, 2006.(13)
10.19	Investor Registration Rights Agreement dated March 27, 2006 (13)
10.20	Pledge and Escrow Agreement (Issuer) dated March 27, 2006(13)
10.21	Pledge and Escrow Agreement (Insider) dated March 27, 2006 (13)
10.22	Pledge and Escrow Agreement (Insider) dated March 27, 2006(13)
10.23	Security Agreement dated March 27, 2006 (13)
10.24	Subsidiary Security Agreement dated March 27, 2006 (13)
10.25	Subsidiary Security Agreement dated March 27, 2006 (13)
10.26	Subsidiary Security Agreement dated March 27, 2006 (13)
10.27	Irrevocable Transfer Agent Instructions (13)
10.28	Pledge and Escrow Agreement Termination dated July 13, 2006 (15)
10.29	Consulting Contract between IVIC and Big Apple Consulting USA, Inc. (16)
14.00	Code of Ethics (2)
16.10	Malone & Bailey, PLLC letter on change in accountants(4)
21.00	Subsidiaries of IVI Communications, Inc. (14)
23.10	Consent of Sichenzia Ross Friedman Ference LLP (14)
23.20	Consent of Bagel, Josephs & Company, LLC (14)

(1)	Incorporated by reference to the exhibits filed in the Company’s Form 10QSB/A filed on March 8, 2004, File No 00032797
(2)	Incorporated by reference to the exhibits filed in the Company’s Form 10KSB/A filed on March 8, 2004, File No 000-32797
(3)	Incorporated by reference to the exhibits filed in the Company’s Form S-8 on June 29, 2004, File No 333-116954
(4)	Incorporated by reference to the exhibits filed in the Company’s Form 8-K filed on July 7, 2004, File No 000-32797
(5)	Incorporated by reference to the exhibits filed in the Company’s Form 10KSB filed on July 14, 2004, File No 000-32797
(6)	Incorporated by reference to the exhibits filed in the Company’s Form 10QSB filed on August 16, 2004, File No 000-32797
(7)	Incorprated by reference to the exhibits filed in the Company’s Form S-8 on November 11, 2004, File No 333-120231
(8)	Incorporated by reference to the exhibits filed in the Company’s Form 10QSB filed on November 15, 2004, File No 000-32797
(9)	Incorporated by reference to the exhibits filed in the Company’s Form 8-K filed on February 4, 2005,File No 000-32797
(10)	Incorporated by reference to the exhibits filed in the Company’s Form 10QSB filed on November 21, 2005, File No 000-32797
(11)	Incorporated by reference to the exhibits filed in the Company’s Form 8-K filed on February 21, 2006, File No 000-32797
(12)	Incorporated by reference to the exhibits filed in the Company’s Form 8-K filed on March 24, 2006, File No 000-32797
(13)	Incorporated by reference to the exhibits filed in the Company’s Form 8-K filed on March 31, 2006, File No 000-32797
(14)	Incorprated by reference to the exhibits filed in the Company's Form SB-2 filed on April 19, 2006, file No. 333-133409
(15)	Incorprated by reference to the exhibits filed in the Company's Form SB-2 filed on July 25, 2006, 2006, file No. 333-133409
(16)	Incorporated by reference to the exhibits filed in the Company’s Form 8-K filed on September 15, 2006, File No 000-32797
(17)	Incorporated by reference to the exhibits filed in the Company’s Form 8-K filed on March 14, 2007, File No 000-32797
(18)	Incorporated by reference to the exhibits filed in the Company’s Form 8-K filed on May 31, 2007, File No 000-32797

Item 14    Principal Accountant Fees and Services

During the years ending March 31, 2007 and March 31, 2006, Bagell Josephs, Levine & Company, LLC billed the Company as follows:

	Audit/Review	Acquisition	Tax	Other
Year	Fees	Audits	Fees	Fees	Total

2007	$30,000	$0	$6,406	$25,816	$62,222

2006	$18,000	$21,429	$4,165	$8,912	$52,506

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2007	By:	/s/ Charles J. Roodenburg
Charles J. Roodenburg Chief Executive Officer