Form 10QSB
period 2007-06-30
IVI COMMUNICATIONS INC
filed 2007-08-20
CIK 1140878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2007

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

The number of shares outstanding of the registrant's common stock as of June 30, 2007 was 130,179,554.

IVI COMMUNICATIONS, INC.
FORM 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

(UNAUDITED)

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
(UNAUDITED)

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
JUNE 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,375
Accounts receivable, net of allowance of $55,021	176,183
Other current assets	6,515

Total current asset	186,073

Equipment, net of $25,194 accumulated depreciation	68,928

OTHER ASSETS
Goodwill	674,934

TOTAL ASSETS	$929,935

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current portion of notes payable	$186,489
Current portion of obligations under capital lease	15,616
Accounts payable and accrued liabilities	2,336,856
Deferred revenue	3,855
Liability for stock payable	333,949
Derivative liability	231,944
Convertible debentures, net of discount $238,890	470,110
Warrant liability	211,272
Total current liabilities	3,790,091

LONG-TERM LIABILITIES
Obligations under capital lease, net of current portion	30,680
Total long-term liabilities	30,680

TOTAL LIABILITIES	3,820,771

COMMITMENTS AND CONTINGENCIES

The accompanying notes are an integral part of these condensed consolidated financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
JUNE 30, 2007

TEMPORARY EQUITY
Common stock, $.001 par value; 400,000,000 shares authorized;
130,179,554 issued and outstanding	63,490

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 5,000,000 shares authorized;
4,000,000 issued and outstanding series A	4,000
1,000,000 issued and outstanding series B	1,000
Common stock, $.001 par value; 400,000,000 shares authorized;
130,179,554 issued and outstanding	66,688
Prepaid Consulting Fees	(86,455)
Additional paid-in capital	25,794,331
Stock Receivable	(2,574,312)
Accumulated deficit	(26,159,578)
Total stockholders' deficit	(2,890,836)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$929,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30,

	2007	2006

OPERATING REVENUE	$91,473	$662,123

COST OF OPERATIONS	63,568	427,853

GROSS PROFIT	27,905	234,270

OPERATING EXPENSES
Selling	55,363	2,604
General and administrative	414,927	432,631
Depreciation and amortization	79,372	28,230

Total operating expenses	549,662	463,465

LOSS BEFORE OTHER INCOME (EXPENSE)	(521,757)	(229,195)

OTHER INCOME (EXPENSES)
Other income	9,631	29,590
Loss on Revaluation of Derivatives	(86,378)	169,043
Other expense	(85)	-
Interest expense	(229,621)	(80,176)
Interest income	-	36
Total other income (expense)	(306,453)	118,493

LOSS BEFORE PROVISION FOR INCOME TAXES	(828,210)	(110,702)
Provision for income taxes	-	-

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(828,210)	$(110,702)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	121,129,769	62,256,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30,

	2007	2006

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	(828,210)	(110,702)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Net beneficial interest on debt conversions	198,881	-
Depreciation	6,047	28,230
Amortization of debt discount	73,325	-
Amortization of prepaid consulting fees	246,876	-
Loss on revaluation of derivatives	86,378	(169,043)
Provision for doubtful accounts	55,021	-

Changes in assets and liabilities
Decrease in accounts receivable, net	13,235	46,984
Decrease in inventory	-	39,010
(Increase) Decrease in other current assets	(66)	4,065
Decrease in other assets	-	6,513
Increase in accounts payable and accrued liabilities	152,402	166,268
(Decrease) in contingent liability	-	(646)
(Decrease) in acquisition contracts	-	(65,000)
Increase (Decrease) in deferred revenue	1,333	(3,887)
Total adjustments	833,432	52,494

Net cash provided by (used in) operating activities	5,222	(58,208)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(2,970)	(5,074)
Net cash (used in) investing activities	(2,970)	(5,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for equity financing	-	(49,999)
Proceeds from (reduction in) convertible debentures	-	200,000
Proceeds from notes payable	-	5,000
Payments on capital lease obligations	(3,704)	(1,116)
Payments on officer loans	-	(60,189)
Payments on obligation of capital lease	-	(6,386)
Net cash provided by (used in) financing activities	(3,704)	87,310

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(1,452)	24,028

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	4,827	233,544

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,375	$257,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30,

	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$1,024	$80,176
Income taxes paid	$150	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Common stock issued for prepaid consulting fees, classified as equity	$114,234	$-
Common stock issued for debt settlements and payables	$58,512	$-
Debt incurred for stock to be issued	$195,000	$-
Fixed assets acquired for debt	$51,264	$-
Additional paid in capital reclassified to warrant liability	$211,272	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the March 31, 2007 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2007 and 2006

The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.  At June 30, 2007, the Company had $0 in excess of the insured limit.

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses are included in selling expenses in the condensed consolidated statements. Advertising costs for the three months ended June 30, 2007 and 2006 were $342 and $2,604 respectively.

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.  After review, it was determined that an allowance of $55,021 was necessary at June 30, 2007.

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

The following is a reconciliation of the computation for basic EPS:

	June 30	June 30
	2007	2006

Net income (loss)	$(828,210)	$(110,702)

Weighted-average common shares
Outstanding (Basic)	121,129,769	62,256,813

Weighted-average common stork
Equivalents
Stock options	-0-	-0-
Warrants	-0-	-0-

Weighted-average common shares
Outstanding (Diluted)	121,129,769	62,256,813

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for June 30, 2007 because inclusion would have been antidilutive.  At June 30, 2007 and 2006, there were 229,961,609 and 4,027,705 warrants available respectively, and no options available.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

Goodwill and Other Intangible Assets

In September 2001, the FASB issued Statement No. 142 “Goodwill and Other Intangible    Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The Company recorded $674,934 in goodwill in its acquisition of Futura, Inc. on February 6, 2006.  Goodwill is tested for impairment annually or more frequently if the situation is warranted.

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005.  Accordingly, the Company has implement the revised standard in the first quarter of fiscal year 2007.

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

Derivative Instruments

The Company has an outstanding convertible debt instruments that contain embedded derivatives.  The Company accounts for these derivatives in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  In accordance with the provisions of FAS No. 133 and EITF Issue No. 00-19, the embedded derivative is required to be bifurcated from the debt instrument and recorded as a liability at fair value on the consolidated balance sheet.  Changes in the fair value of the derivative is recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense).  As of June 30, 2007, the fair value of the derivatives was $231,944.  A loss in revaluation of the derivative for the three months ended June 30, 2007 was recognized in the amount of $86,378.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 155, Accounting for Certain Hybrid Financial Instruments.  FAS No. 155 replaces FAS No. 133 Accounting for Derivative Instruments and Hedging Activities, and FAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  FAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The implementation of this standard did not have a material impact on the financial position, results of operations and cash flows.

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

NOTE 3-	CAPITAL LEASES

Capital leases consist of one subsidiary equipment lease, which is reflected in fixed assets.  The minimum lease payments due on the lease total $52,009, which includes interest of $5,713.  The liability is $46,296 at June 30, 2007, of which $15,616 is current and $30,680 is due through fiscal 2010.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 4-	NOTES PAYABLE

The Company borrowed a total of $1,077,955 from 22 different individuals during 1999 through the present, at interest rates ranging from 7-12%, with no collateral and payment terms of 2 to 3 years. As of June 30, 2007 and 2006, the note payable balance is $186,489 and $767,311, and the accrued interest on those notes as of June 30, 2007 and 2006 is $98,284 and $620,907, respectively. These amounts are reflected as current liabilities in the consolidated balance sheet at June 30, 2007 and 2006.

In November 2005 a note was issued to Nyhl Henson for $80,623 for compensation.  The note carries no interest and was due November 30, 2006 and is convertible at current market price.  The note has not been repaid or converted.

In May 2006 the company borrowed $5,000 on a one-year note due May 22, 2007.  This note carries no interest.

In December 2006 the company borrowed $4,000 on a one-year note due December 22, 2007.  This note carries no interest.

NOTE 5-	CONVERTIBLE DEBENTURES

The Company sold a security for $25,000 to one entity in January 2005. This debenture, which was for services rendered, accrues interest at 10% per annum and was due January 31, 2006. The conversion price is $.10 per common share. No conversion or repayment of the debenture has been completed as of June 30, 2007.

The Company sold a security for $257,500 to one entity in March 2006.  This debenture, which was for services rendered, accrues interest at 9% per annum and is due May 15, 2007.    In the event the Company receives funding in the amount of at least Six Hundred Thousand Dollars ($600,000), Forty Five Thousand Dollars ($45,000) immediately becomes due and payable to the holder.  The conversion price is $.05 per common share.  No conversion or repayment of the debenture has as of June 30, 2007.

During the three months ended June 30, 2007, a debenture holder converted $48,500 of principal for 9,768,519 shares of common stock of which 4,057,157 shares were restricted.  The conversion price was $.0054, 90% of the lowest closing bid price of  $.006 during the prior 30 days, resulting in a beneficial interest charge of $5,625.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 5-	CONVERTIBLE DEBENTURES (CONTINUED)

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

In January 2007 the Company borrowed $6,756 from Nyhl Henson, the former President, on a one-year note due January 19, 2008.   This note carries no interest and is convertible at the previous 10-day closing price.

In January 2007 the Company borrowed $3,243 from Charles Roodenburg, CFO, on a one-year note due January 19, 2008.  This note carries no interest and is convertible at the previous 10-day closing price.

In February 2007 the Company borrowed $45,000 from Nyhl Henson, the former President, on a note due on demand.  The note carries no interest and is convertible at the previous 10-day closing price.

The Company sold a security for $12,500 to one entity in September 2006.  This debenture carries no interest, is due in October 2007, and has a conversion rate of 50% discount to market of the ten-day average closing bid price.

The Company sold a security for $12,500 to one entity in October 2006.  This debenture carries no interest, is due in November 2007, and has a conversion rate of 50% discount to market of the ten-day average closing bid price.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 5-	CONVERTIBLE DEBENTURES (CONTINUED)

Derivative Liability (continued)

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

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, the conversion feature associated with the $600,000 convertible debenture represents an embedded derivative. The Company had recognized the embedded derivative in the amount of $593,988 as a liability in the accompanying condensed consolidated balance sheet, and it is now measured it at its estimated fair value of $231,944. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

Fair market value of stock	$0.006
Exercise price	$0.0054
Dividend yield	0.00%
Risk free interest rate	4.00%
Expected volatility	67.71%
Expected life	4.0 Years

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 5-	CONVERTIBLE DEBENTURES (CONTINUED)

On August 8, 2006 the company issued stock at a market price of $.04.  This increased the number of warrants from 3,500,000 to 30,000,000 at $.04 exercise price.

On December 29, 2006 the company issued stock at a market price of $.0242.  This increased the number of warrants from 30,000,000 to 49,586,777 at $.0242 exercise price.

On January 17, 2007, by Board Resolution, the Company reduced the exercise price to $.0085 which increased the number of warrants from 49,586,777 to 141,176,471.

On February 22, 2007, Cornell exercised 3,500,000 warrants at a price of $.0085 for $29,750.  Beneficial interest of $12,250 was recognized.  This reduced the number of warrants from 141,176,471 to 137,676,471 at $.0085.

On June 30, 2007 the company issued stock at a market price of $.0051.  This increased the number of warrants from 137,676,471 to 229,460,784 at $.0051 exercise price.

NOTE 5-	CONVERTIBLE DEBENTURES (CONTINUED)

Derivative Liability (continued)

The fixed freestanding warrants issued in connection with the $600,000 convertible debenture had been valued at $674,417 based on a Black-Scholes pricing model using the following assumptions:

Fair market value of stock	$0.20
Exercise price	$0.30 and $0.40
Dividend yield	0.00%
Risk free interest rate	4.00%
Expected volatility	192.95%
Expected life	5.0 Years

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

The allocation of the proceeds of the convertible debenture to the warrants and the recognition of the embedded derivative resulted in discounts to the convertible debenture. The discount on debt is being amortized to interest through March 31, 2009 using the effective interest method.  The current debt discount balance is $238,890.

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

Current stock price obligates the Company to register 111,517,778 shares for the convertible debentures and 229,460,784 shares for the warrants.  We have been unable to register these shares as of June 30, 2007 and are therefore in default.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 5-	CONVERTIBLE DEBENTURES (CONTINUED)

Derivative Liability (continued)

The Company’s obligations under the purchase agreement are secured by substantially all of its assets and the assets of its subsidiaries. As further security for its obligations thereunder, Nyhl Henson, former Chief Executive Officer, and Charles Roodenburg, Current Chief Executive Officer, have granted a security interest in an aggregate of 925,000 shares of their common stock and 3,300,000 shares of their Series A Preferred Stock. The Company also granted a security interest in 15,000,000 shares of its stock, issued from treasury.  On July 14, 2006, the Company entered into an agreement with Cornell Capital Partners to cancel the security interest in the 15,000,000 shares. These shares were subsequently returned and cancelled.

NOTE 6-	STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized and 4,000,000 shares of preferred series A stock and 1,000,000 shares of preferred series B stock issued and outstanding as of June 30, 2007.

There were no preferred stock transactions for the three months ended June 30, 2007.

Common Stock

As of June 30, 2007, the Company has 400,000,000 shares of common stock authorized, 130,179,554  are issued and outstanding.

For the three months ended June 30, 2007, the following common stock was issued:

During the three months ended June 30, 2007, a debenture holder converted $48,500 of principal for 9,768,519 shares of common stock of which 4,057,157 shares were restricted.  The conversion price was $.0054, 90% of the lowest closing bid price of  $.006 during the prior 30 days, resulting in a beneficial interest charge of $5,625.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 6-	STOCKHOLDERS’ DEFICIT (Continued)

On May 3, 2007, 3,814,510 shares of common stock valued at $19,454 were issued for accrued compensation at $.0051 to convert debt.

On June 6, 2007, 5,807,848 shares of restricted common stock valued at $9,681 were issued at $.007 to convert a contingent liability.  Beneficial interest income of $1,750 was recognized.

Temporary Equity

The Company is authorized to issue 400,000,000 shares of its $.001 par value common stock.  However, as of June 30, 2007 the Company did not have enough authorized stock to satisfy the redemption and conversion features of its debentures and warrants.  As such, this has created a temporary equity classification within the Company.  The shares and their related values have been reclassified to temporary equity.

NOTE 7-	GOING CONCERN

As shown in the accompanying consolidated financial statements the Company has sustained net operating losses for the three months ended June 30, 2007, and the years ended March 31, 2007 and 2006, and has sustained large accumulated deficits and currently does not have the revenues to sustain its operations. In addition, the Company sold off its operations in Colorado, Oregon and California, and has defaulted on the acquisition of Internet Business Consulting/AppState.net, LLC.  This raises substantial doubt about the Company’s ability to continue as a going concern.

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

At June 30, 2007, net deferred tax assets approximated the following:

Deferred tax assets	$8,894,000
Less: valuation allowance	(8,894,000)
$-0-

At June 30, 2007, the Company had accumulated deficits approximating $26,100,000 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9-	LITIGATION/ ARBITRATION

The Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. As of June 30, 2007, the Company has recognized the full liability for all amounts that are due.

The Company has six default judgments against it for a total amount of $146,504.  The amounts are recorded in other liabilities and contingencies.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 10-	CHANGE OF MANAGEMENT

Effective April 24, 2007 Nyhl Henson resigned his position as President and Chairman of the Board of Directors of IVI Communications, Inc, and Charles Roodenburg was named as President and Chairman of the Board of Directors of IVI Communications, Inc.

NOTE 11-	COMMITMENT AND CONTINGENCIES

We had been unable to come to mutually acceptable terms to cure the default by the Company on the terms of the Purchase Agreement (“Agreement”) dated January 1, 2005 by and between IVI Communications, Inc. (“Buyer”), Internet Business Consulting, Inc. (“IBC”) and AppState.Net, LLC (“AppState”), jointly referred to as (“Sellers”).  Sellers exercised the remedies for default as provided in the Agreement and confirmed that the Remedies, which were that foreclosure and repossession occurred December 31, 2006, are in effect.

Pursuant to those remedies, ownership of Sellers reverts to James Hollis, effective December 31, 2006. However, a formal settlement agreement has not been negotiated and signed by the parties involved.

Per the terms of the Agreement, Sellers will return 2,574,312 shares of IVI common stock.  This has been recorded as Stock Receivable.

NOTE 12-	SUBSEQUENT EVENTS

On July 6, 2007, 2,574,312 shares of common stock, previously carried as stock receivable from James Hollis in regard to the default by IVI Communications, Inc., on the purchase of Internet Business Consulting and AppState.net, had been returned to the Company, and, subsequently the shares have been cancelled.

ITEM 2.MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS “EXPECTS”, “ANTICIPATES”, “INTENDS”, “BELIEVES”, OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER “RISK FACTORS” AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

OVERVIEW

We are a broadband Internet access company that is currently developing one of the first nationwide high speed wireless broadband networks.The management of IVI believes that a tremendous opportunity exists to provide wireless broadband Internet access where it is currently unavailable or cost prohibitive.

There are thousands of independent ISPs providing dialup Internet access to the 19 million U.S. homes, not to mention businesses, schools, and churches that cannot get broadband Internet access. IVI will contract with selected dialup ISPs in rural markets to install wireless networks owned by IVI and operated by the ISPs to market a nationally branded broadband Internet access service.

We currently operate one subsidiary, Futura, Inc.

On February 6, 2006 we entered into a Purchase Agreement and acquired 100% of the outstanding stock of Futura, Inc. from Francis and Lois Allen, the shareholders of Futura, Inc. Futura, Inc. is an operating subsidiary, and is an Internet Service Provider  founded in 1995 in Cabot, Arkansas, that provides dialup and DSL broadband Internet access, and associated services such as Email spam and virus filtering, VoIP telephony, "Kid Safe" surfing (Parental Control), and web accelerator services, to communities surrounding Little Rock Arkansas including Cabot, Carlisle, Clarendon, DeValls Bluff, DeWitt, England, Hazen, Jacksonville, and Stuttgart.  Futura has contracts in place for low cost bandwidth and operates a network operation center (NOC) located in Little Rock, Arkansas.  Futura has completed the first link of the planned wireless broadband network from Little Rock to Cabot, 23 miles to the northeast. Futura has also completed the installation of three wireless tower sites that currently provide broadband Internet access to residences and businesses in Cabot (population 15,000) and Ward (population 2,580).

We expect operating losses and negative operating cash flows to continue for at least the next twelve months, because of expected additional costs and expenses related to brand development, marketing and other promotional activities, strategic relationship development and potential acquisitions of related complementary businesses.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared With Three Months Ended June 30, 2006

Effective January 1, 2007, IBC and AppState.net were returned to the former owner which was caused by the default of IVI Communications, Inc. on the original acquisition contract.  The Results of Operations for the three months ended June 30, 2006 included IBC and AppState.net. Accordingly, comparisons from 2007 to 2006 are not meaningful.

Revenue for the three months ended June 30, 2007 was $91,473 compared to $662,123 for the three months ended June 30, 2006, a decrease of $570,650.

Cost of operations for the three months ended June 30, 2007 were $63,568 compared to $427,853 for the three months ended June 30, 2006, a decrease of $364,285.

General and administrative expenses for the three months ended June 30, 2007 were $414,927 compared to $432,631 for the three months ended June 30, 2006, a decrease of $17,704.

Selling expenses for the three months ended June 30, 2007 were $55,363, compared to selling expenses of $2,604 for the three months ended June 30, 2006, an increase of $52,759.

Depreciation and amortization expense was $79,372 for the three months ended June 30, 2007, compared to depreciation and amortization expense of $28,230 for the three months ended June 30, 2006, an increase of $51,142.

Due to the above facts, Loss before other Income (Loss) was ($521,575) in the three months ended June 30, 2007 compared to the net operating loss of ($229,195) in the three months ended June 30, 2006.

The Company incurred a loss on the revaluation of derivatives associated with the convertible debentures of $86,378 for the three months ended June 30, 2007 compared to a gain of $169,043 for the three months ended June 30, 2006. This was due to the decline in the fair market value of the stock

The Company incurred interest expenses of $229,621 in the three months ended June 30, 2007, compared to $80,176 for the three months ended June 30, 2006. This increase was due to additional interest on notes, debentures, and capital leases. Beneficial interest of $200,624 was realized on the conversion of convertible debentures and stock to be issued for consulting services in the three months ended June 30, 2007.

The Company had other income of $9,631 in the three months ended June 30, 2007, compared to $29,590 in the three months ended June 30, 2006. Interest income was $0 in the three months ended June 30, 2007 compared to $36 in the three months ended June 30, 2006.  Other expense was $85 in the three months ended June 30, 2007 compared to $0 in the three months ended June 30, 2006.

Due to the above factors, the net loss for the three months ended June 30, 2007  increased to ($828,210) from a net loss of ($110,702) for the three months ended June 30, 2006. Basic and diluted loss per share for the three months ended June 30, 2007 was ($0.01), compared to ($0.00) for the three months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended June 30, 2007, we continued to spend cash to fund our operations. Cash provided by operating activities for three months ended June 30, 2007 equaled $5,222, and consisted of a net loss of $828,210, a loss on revaluation of derivatives in the amount of $86,378, depreciation of $6,047, amortization of $320,201, beneficial interest on debt conversions  of $198,881, a provision for doubtful accounts of $55,021, an increase in accounts payable and accrued liabilities of $152,402, a decrease in accounts receivable of $13,235, an increase in other current assets of $66, and an increase in deferred revenue of $1,333.  For the comparable period in 2006, cash used by operating activities equaled $58,208 and consisted of a net loss of $110,702, depreciation of $28,230, a gain on revaluation of derivatives of $169,043, a decrease in accounts receivable of $46,984, a decrease in inventory of $39,010, a decrease in other current assets of $4,065, a decrease in other assets of $6,513, an increase in accounts payable and accrued liabilities of $166,268, a decrease in contingent liability of $646, a decrease in acquisition contracts of $65,000, and a decrease in deferred revenue of $3,887.

We used net cash of $2,970 in investing activities for the three months ended June 30, 2007 compared to the use of net cash of $5,074 for the three months ended June 230, 2006. These were acquisition of fixed assets.

Cash flow from financing activities for the three months ended June 30, 2007 produced a net decrease in cash of $3,704 consisting of payments on capital leases. Cash flow from financing activities for the three months ended June 30, 2006 produced a net increase in cash of $87,310 which resulted from $200,000 in proceeds from convertible debentures, $5,000 proceeds from notes payable, offset by $49,999 payments for equity financing, $1,116 payments on capital leases, $60,189 payments on officer loans, and $6,386 on obligation of capital lease.

As of June 30, 2007, we had cash and cash equivalents amounting to $3,375 a decrease of $1,452 from the balance at March 31, 2007. Our working capital deficit increased to $3,604,018 at June 30, 2007 from $2,926,656 at March 31, 2007.

As of June 30, 2007, we had an accumulated operating deficit of ($26,159,578) and stockholders' deficit of ($2,890,836).

The Company’s principal source of operating capital has been provided by the sale of its stock and securities, corporate consulting services, and operations of its wholly owned subsidiary.

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

During the three months ended June 30, 2007 Cornell has submitted Notices of Conversion to convert $48,500 of the Debenture for which the Company has issued 5,711,362 of its registered common shares at a conversion price of $.0054, and 4,057,157 of its unregistered common shares at a weighted average conversion price per share of $.0044.

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

On January 17, 2007, by Board Resolution, the Company reduced the exercise price to $.0085 which increased the number of warrants from 49,586,777 to 141,176,471.

On February 22, 2007, Cornell exercised 3,500,000 warrants at a price of $.0085 for $29,750.  Beneficial interest of $12,250 was recognized.  This reduced the number of warrants from 141,176,471 to 137,676,471 at $.0085.

On June 30, 2007 the Company issued stock at a market price of $.0051.  This increased the number of warrants from 137,676,471 to 229,460,784 at $.0051 exercise price.

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with Cornell providing for the registration of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants. The Company is obligated to use its best efforts to cause the registration statement to be declared effective, which occurred on August 14, 2006, and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold. A total of 18,750,000 registered shares were issued to Cornell upon receipt of Conversion Notices.  As we have been unable to effect a registration of additional shares, 4,057,157 unregistered shares with a Rule 144 restiction have been issued to Cornell upon receipt of Conversion Notices.  As of June 30, 2007 we are required to register 111,527,778 shares to underly the Cornell debentures.

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

We anticipate incurring expenditures for acquisitions in excess of $1,000,000 to expand our operations during the next twelve months, and believe that the current cash flows generated from revenues will not be sufficient to fund this anticipated expansion. We will require additional funding to finance our operations through private and public debt or equity offerings. However, there is no assurance that we can obtain such financing. We also anticipate receiving recurring revenues from ISP management services but no management service contracts have been executed at this time. There can be no assurance that we will secure these contracts.  As shown in the accompanying consolidated financial statements the Company has sustained net operating losses for the three months ended June 30, 2007, and the years ended March 31, 2007 and 2006, and has sustained large accumulated deficits and currently does not have the revenues to sustain its operations. In addition, the Company sold off its operations in Colorado, Oregon and California, and has defaulted on the acquisition of Internet Business Consulting/AppState.net, LLC.  This raises substantial doubt about the Company’s ability to continue as a going concern.

Risk Factors and Cautionary Statements

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

We have incurred substantial losses from operations, and expect to incur net losses for the foreseeable future. We incurred a net loss of $828,210 for the three months ended June 30, 2007.  If our growth is slower than anticipated or operating expenses exceed expectations, losses will be significantly greater. We may never achieve profitability. Primarily as a result of these recurring losses, our independent certified public accountants modified their report on the March 31, 2007 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

Our business plan requires the acquisition of additional ISPs. We anticipate that the funds spent on these acquisitions will need to increase significantly.Additionally, we may not be able to secure funding in the future necessary to complete these acquisitions.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

Our operating plan for the following twelve months is focused on the acquisition of ISPs. It is our estimate that a cash requirement of $2,000,000 to $5,000,000 is required to support this plan for the next twelve months. During the year ended March 31, 2007, we received an aggregate of $390,750 from the issuance of common stock. During the three months ended June 30, 2007 we received nothing from the issuance of common stock. We are actively seeking additional funding. There can be no assurance that the required additional financing will be available on terms favorable to us or at all.

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

Factors that could cause such volatility in our common stock may include, among other things:

   actual  or  anticipated fluctuations in our quarterly operating results;
   announcements of  technological  innovations;
   changes  in  financial  estimates  by  securities  analysts;
   conditions  or  trends  in our industry;  and
   changes  in  the  market  valuations  of  other comparable companies.

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

   discuss our expectations about our future performance;
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

There were no changes in the small business issuer’s internal controls over financial reporting identified in connection with the company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the small business issuer’s internal control over financial reporting.

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their assessment of our internal controls as part of their audit for the year ended March 31, 2007, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal controls as of March 31, 2007 and June 30, 2007:

A material weakness in the Company’s internal controls exists in that there is limited segregation of duties amongst the Company’s employees with respect to the Company’s preparation and review of the Company’s financial statements. This material weakness is a result of the Company’s limited number of employees. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

Subsequent to the notification from our independent registered public accounting firm, our chief executive officer evaluated our internal controls and concurred that our disclosure controls and procedures have not been effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company’s employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

Other than the material weakness indicated above, no accounting errors or misstatements have been identified by our disclosure controls and procedures or by our independent registered public accounting firm that would have a material effect on our Financial Statements.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. As of June 30, 2007, the Company has recognized the full liability for all amounts that are due.

The Company has six default judgments against it for a total amount of $146,504.  The amounts are recorded in other liabilities and contingencies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

7,407,408 shares of common stock were issued at a price of $.0054 for conversion of $40,000 of Cornell Capital Partners debentures.  Of those shares, 1,696,046 shares were unregistered.

3,814,510 shares of unregistered common stock were issued at $.0051 to convert $19,454 of debt.

5,807,848 shares of unregistered common stock were issued at $.007 to convert a contingent liability.

2,361,111 shares of unregistered common stock were issued at a price of $.0036 for conversion of $8,500 of Cornell Capital Partners debentures.

Each of the above issuances of common stock were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults in the payment of any undisputed indebtedness during the period of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

None

ITEM 5. OTHER INFORMATION.

CHANGE OF MANAGEMENT

Effective April 24, 2007,Charles Roodenburg was named President and Chairman  of the Board of Directors of IVI Communications, Inc. and Nyhl Henson resigned his position as President and Chairman of the Board of Directors of IVI Communications, Inc.

TEMPORARY EQUITY

The Company is authorized to issue 400,000,000 shares of its $.001 par value Common stock.  However, as of June 30, 2007 the Company did not have enough authorized stock to satisfy the redemption and conversion features of its debentures and warrants.  As such, this has created a temporary equity classification within the Company.  The shares and their related values have been reclassified to temporary equity.

SUBSEQUENT EVENTS

On July 6, 2007, 2,574,312 shares of common stock, carried as stock receivable from James Hollis in regard to the default by IVI Communications, Inc., on the purchase of Internet Business Consulting and AppState.net, have been returned to the Company and cancelled.

ITEM 6. EXHIBITS

Exhibit #	Description

31.1	Certification of Principal Executive Officer and Principal Financial Office pursuant to Sarbanes-Oxley Section 302
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IVI COMMUNICATIONS

Date: August 20, 2007	By:	/s/ Charles Roodenburg
Charles Roodenburg Chief Executive Officer, Chief Financial Officer