Form 10QSB
period 2007-09-30
IVI COMMUNICATIONS INC
filed 2007-11-19
CIK 1140878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the period ended September 30, 2007

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from _________to_________.

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

The number of shares outstanding of the registrant's common stock as of September 30, 2007 was 141,605,242.

IVI COMMUNICATIONS, INC.
FORM 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

Condensed Consolidated Balance Sheet as of September 30, 2007 (Unaudited)	F-1

Condensed Consolidated Statements of Operations for the Six Months and Three Months	F-2
Ended September 30, 2007 and 2006 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Six Months Ended	F-3
September 30, 2007 and 2006 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-4

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
SEPTEMBER 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,249
Accounts receivable, net of allowance of $110,042	112,056
Other current assets	5,854

Total current asset	120,159

Fixed assets, net of $33,695 accumulated depreciation	60,427

OTHER ASSETS
Goodwill	674,934

TOTAL ASSETS	$855,520

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current portion of notes payable	$123,900
Current portion of obligations under capital lease	15,946
Accounts payable and accrued liabilities	2,351,405
Deferred revenue	1,649
Liability for stock payable	398,949
Derivative liability	377,852
Convertible debentures, net of discount $205,430	455,570
Warrant liability	211,272
Total current liabilities	3,936,543

LONG-TERM LIABILITIES
Obligations under capital lease, net of current portion	26,567

TOTAL LIABILITIES	3,963,110

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 5,000,000 shares authorized;
4,000,000 issued and outstanding series A	4,000
1,000,000 issued and outstanding series B	1,000
Common stock, $.001 par value; 400,000,000 shares authorized;
141,605,242 issued and outstanding	141,604
Additional paid-in capital	23,289,694
Accumulated deficit	(26,543,888)
Total stockholders' deficit	(3,107,590)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$855,520

See accompanying notes to condensed consolidated financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE SIX MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	SIX MONTHS ENDED SEPTEMBER 30		THREE MONTHS ENDED SEPTEMBER 30
	2007	2006	2007	2006

OPERATING REVENUE	$171,517	$1,123,226	$80,044	$461,103

COST OF OPERATIONS	105,867	776,635	42,299	348,782

GROSS PROFIT	65,650	346,591	37,745	112,321

OPERATING EXPENSES
Selling	696	7,092	-	4,488
General and administrative	756,877	937,460	287,283	504,831
Depreciation / Amortization	121,331	58,326	41,959	30,096

Total operating expenses	878,904	1,002,878	329,242	539,415

OPERATING (LOSS)	(813,254)	(656,287)	(291,497)	(427,094)

OTHER INCOME (EXPENSES)
Other income	176,163	1,032,913	166,532	1,003,323
Gain (Loss) on Revaluation of Derivatives	(232,292)	164,729	(145,914)	(4,314)
Other expense	(78)	-	-	-
Interest expense	(343,058)	(176,659)	(113,430)	(96,483)
Interest income	-	211	-	175
Total other income (expense)	(399,265)	1,021,194	(92,812)	902,701

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,212,519)	364,907	(384,309)	475,607
Provision for income taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(1,212,519)	$364,907	$(384,309)	$475,607

BASIC INCOME (LOSS) PER SHARE	$(0.01)	$0.00	$(0.00)	$0.01

DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	126,431,998	75,919,983	134,387,851	73,876,832
DILUTED	126,431,998	106,447,688	134,387,851	104,404,537

See accompanying notes to condensed consolidated financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,212,519)	$364,907
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	14,548	24,993
Amortization of debt discount	106,785	33,333
Amortization of prepaid consulting fees	333,331	-
Gain on forgiveness of debt	(163,676)	-
Net beneficial interest on debt conversions	287,875	8,502
Stock issued for services	9,100	160,417
Loss (gain) on revaluation of derivatives	232,292	(164,729)
Provision for doubtful accounts	110,042	-

Changes in assets and liabilities
Decrease in accounts receivable, net	22,341	88,752
Decrease in inventory	-	58,600
(Increase) Decrease in other current assets	595	(25,953)
Decrease in other assets	-	6,513
(Decrease) Increase in accounts payable and accrued liabilities	716,712	(473,566)
(Decrease) in acquisition contracts	-	(150,000)
Decrease in litigation settlement	(448,675)	-
Decrease in deferred revenue	(873)	(6,837)
Total adjustments	1,220,397	(439,975)

Net cash used in operating activities	7,878	(75,068)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(2,970)	(29,690)
Net cash used in investing activities	(2,970)	(29,690)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	-	397,500
Payments on installment note payable	-	(28,789)
Payments on notes payable	-	(300,000)
Payments on capital lease obligations	(7,486)	-
Payments on officer loans	-	(45,286)
Net cash provided by (used in) financing activities	(7,486)	23,425

NET DECREASE IN
CASH AND CASH EQUIVALENTS	(2,578)	(81,333)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	4,827	233,544

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,249	$152,211

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$3,682
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Common stock issued for prepaid consulting fees, classified as equity	$333,331	$987,500
Common stock issued for debt settlements and payables	$58,512	$-
Common stock issued for services	$6,100
Debt incurred for stock to be issued	$260,000	$218,700
Fixed assets acquired for debt	$51,264	$-
Additional paid-in capital reclassified to warrant liability	$211,272	$-

See accompanying notes to condensed consolidated financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2007 and 2006

The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.  At September 30, 2007, the Company had no funds in excess of the insured limit.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses are included in selling expenses in the condensed consolidated statements. Advertising costs for the six months ended September 30, 2007 and 2006 were $696 and $7,092 respectively.

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equipment (continued)

incurred; significant renewals and betterments are capitalized.  Deduction is made for retirements resulting from renewals or betterments.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.  After review, it was determined that an allowance of $110,042 was necessary at September 30, 2007.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30	September 30
	2007	2006

Net income (loss)	$(1,212,519)	$364,907

Weighted-average common shares
Outstanding (Basic)	126,431,998	75,919,983

Weighted-average common stock
Equivalents
Stock options	-0-	-0-
Warrants	-0-	30,527,705

Weighted-average common shares
Outstanding (Diluted)	126,431,998	106,447,688

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (continued)

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for September 30, 2007 because inclusion would have been antidilutive.  At September 30, 2007 and 2006, there were 378,000,825 and 30,527,705 warrants available respectively, and no options available.

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (continued)

counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Derivative Instruments

The Company has outstanding convertible debt instruments that contain embedded derivatives.  The Company accounts for these derivatives in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  In accordance with the provisions of FAS No. 133 and EITF Issue No. 00-19, the embedded derivative is required to be bifurcated from the debt instrument and recorded as a liability at fair value on the consolidated balance sheet.  Changes in the fair value of the derivative is recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense).  As of September 30, 2007, the fair value of the derivatives was $377,852.  A loss in revaluation of the derivative for the six months ended September 30, 2007 was recognized in the amount of $232,292.

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

Capital leases consist of one subsidiary equipment lease, which is reflected in fixed assets.  The minimum lease payments due on the lease total $47,280, which includes interest of $4,767.  The liability is $42,513 at September 30, 2007, of which $15,946 is current and $26,567 is due through fiscal 2010.

NOTE 4-	NOTES PAYABLE

The Company borrowed a total of $1,077,955 from 22 different individuals during 1999 through the present, at interest rates ranging from 7-12%, with no collateral and payment terms of 2 to 3 years. As of September 30, 2007 the notes payable balance is $34,277, and the accrued interest on those notes is $23,928. These amounts are reflected as current liabilities in the condensed consolidated balance sheet at September 30, 2007.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 4-	NOTES PAYABLE (CONTINUED)

In November 2005 a note was issued to Nyhl Henson for $80,623 for compensation.  The note carries no interest and was due November 30, 2006 and is convertible at current market price.  The note has not been repaid or converted.

In May 2006 the Company borrowed $5,000 on a one-year note due May 22, 2007.  This note carries no interest.  At September 30, 2007 the note remains unpaid.

In December 2006 the Company borrowed $4,000 on a one-year note due December 22, 2007.  This note carries no interest.

NOTE 5-	CONVERTIBLE DEBENTURES

The Company sold a security for $25,000 to one entity in January 2005. This debenture, which was for services rendered, accrues interest at 10% per annum and was due January 31, 2006. The conversion price is $.10 per common share. No conversion or repayment of the debenture has been completed as of September 30, 2007.

The Company sold a security for $257,500 to one entity in March 2006.  This debenture, which was for services rendered, accrues interest at 9% per annum and is due May 15, 2007.    In the event the Company receives funding in the amount of at least Six Hundred Thousand Dollars ($600,000), Forty Five Thousand Dollars ($45,000) immediately becomes due and payable to the holder.  The conversion price is the lower of $.05 or the lowest bid price in the preceding 5 trading days.  On August 17, 2007, $48,000 of principal was converted for 12,000,000 shares of which 10,713,948 shares were restricted.  The conversion price was $.004, the lowest bid price in the preceding 5 trading days, resulting in a beneficial interest charge of $24,000.

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 5-	CONVERTIBLE DEBENTURES (continued)

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

During the six months ended September 30, 2007, Cornell Capital Partners  converted $48,500 of principal for 9,768,519 shares of common stock of which 4,057,157 shares were restricted.  The conversion price was $.0054, 90% of the lowest closing bid price of  $.006 during the prior 30 days, resulting in a beneficial interest charge of $5,625.

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 5-	CONVERTIBLE DEBENTURES (CONTINUED)

Derivative Liability (continued)

In January 2007 the Company borrowed $3,243 from Charles Roodenburg, CEO, on a one-year note due January 19, 2008.  This note carries no interest and is convertible at the previous 10-day closing price.

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

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, the conversion feature associated with the $600,000 convertible debenture represents an embedded derivative. The Company had recognized the embedded derivative in the amount of $593,988 as a liability in the accompanying condensed consolidated balance sheet, and it is now measured it at its estimated fair value of $319,891. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

Fair market value of stock $0.0047 Exercise price $0.00423 Dividend yield 0.00% Risk free interest rate 4.00% Expected volatility 166% Expected life 4.0 Years

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

On September 30, 2007 the Company issued stock at a market price of $.0031.  This increased the number of warrants from 229,460,784 to 337,500,000 at $.0031 exercise price.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 5-	CONVERTIBLE DEBENTURES (CONTINUED)

Derivative Liability (continued)

The fixed freestanding warrants issued in connection with the $600,000 convertible debenture had been valued at $211,272 based on a Black-Scholes pricing model using the following assumptions:

Fair market value of stock $0.20 Exercise price $0.30 and $0.40 Dividend yield 0.00% Risk free interest rate 4.00% Expected volatility 192.95% Expected life 5.0 Years

The allocation of the proceeds of the convertible debenture to the warrants and the recognition of the embedded derivative resulted in discounts to the convertible debenture. The discount on debt is being amortized to interest through March 31, 2009 using the effective interest method.  The current debt discount balance is $205,430.

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 5-	CONVERTIBLE DEBENTURES (CONTINUED)

Derivative Liability (continued)

Current stock price obligates the Company to register 143,906,810 shares for the convertible debentures and 377,500,000 shares for the warrants.  We have been unable to register these shares as of September 30, 2007 and are therefore in default.

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

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, and 4,000,000 shares of preferred series A stock and 1,000,000 shares of preferred series B stock issued and outstanding as of September 30, 2007.

There were no preferred stock transactions for the six months ended September 30, 2007.

Common Stock

As of September 30, 2007, the Company has 400,000,000 shares of common stock authorized, 141,605,242  are issued and outstanding.

For the six months ended September 30, 2007, the following common stock was issued:

During the six months ended September 30, 2007, a debenture holder converted $48,500 of principal for 9,768,519 shares of common stock of which 4,057,157 shares were restricted.  The conversion price was $.0054, 90% of the lowest closing bid price of  $.006 during the prior 30 days, resulting in a beneficial interest charge of $5,625.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 6-	STOCKHOLDERS’ DEFICIT (Continued)

Common Stock (continued)

On May 3, 2007, 3,814,510 shares of common stock valued at $19,454 were issued at $.0051 to convert accrued compensation.

On June 6, 2007, 5,807,848 shares of restricted common stock valued at $42,405 were issued at $.0073 to convert a previously recorded contingent liability.  Beneficial interest income of $1,750 was recognized.

On July 6, 2007, 2,574,312 shares of common stock, previously carried as stock receivable from James Hollis in regard to the default by IVI Communications, Inc., on the purchase of Internet Business Consulting and AppState.net, were returned to the Company and have been cancelled.

On August 10, 2007 1,000,000 shares of restricted common stock valued at $6,000 were issued at the market price of $.006 for a consulting/marketing contract.

On August 17, 2007, $48,000 of principal on a $257,500 convertible debenture was converted for 12,000,000 shares of which 10,713,948 shares were restricted.  The conversion price was $.004, the lowest bid price in the preceding 5 trading days, resulting in a beneficial interest charge of $24,000.

On August 30, 2007 1,000,000 shares of restricted common stock valued at $3,100 were issued at $.0031 market price for a consulting/marketing contract.

NOTE 7-	GOING CONCERN

As shown in the accompanying condensed consolidated financial statements the Company has sustained net operating losses for the six months ended September 30, 2007, and the years ended March 31, 2007 and 2006, and has sustained large accumulated deficits and currently does not have the revenues to sustain its operations. In addition, the Company sold off its operations in Colorado, Oregon and California, and has defaulted on the acquisition of Internet Business Consulting/AppState.net, LLC.  This raises substantial doubt about the Company’s ability to continue as a going concern.

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

At September 30, 2007, net deferred tax assets approximated the following:

Deferred tax assets	$8,894,000
Less: valuation allowance	(8,894,000)

$-0-

At September 30, 2007, the Company had accumulated deficits approximating $26,500,000 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9-	LITIGATION/ ARBITRATION

The Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. As of September 30, 2007, the Company has recognized the full liability for all amounts that are due.

The Company has six default judgments against it for a total amount of $146,504.  The amounts are recorded in other liabilities and contingencies.

NOTE 10-	CHANGE OF MANAGEMENT

Effective April 24, 2007 Nyhl Henson resigned his position as President and Chairman of the Board of Directors of IVI Communications, Inc, and Charles

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 10-	CHANGE OF MANAGEMENT(CONTINUED)

Roodenburg was named as President and Chairman of the Board of Directors of IVI Communications, Inc.

NOTE 11-	COMMITMENT AND CONTINGENCIES

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

Pursuant to those remedies, ownership of Sellers reverts to James Hollis, effective December 31, 2006.

Per the terms of the Agreement, Sellers returned 2,574,312 shares of IVI common stock which have been cancelled.

NOTE 12-	RECLASSIFICATION

The financial statements for the six months ended September 30, 2006 have been reclassed to conform to presentation for the six months ended September 30, 2007.  The reclassification has no effect on the operations for the six months ended September 30, 2006.

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

OVERVIEW

We are a broadband Internet access company that is currently developing one of the first nationwide high speed wireless broadband networks. The management of IVI believes that a tremendous opportunity exists to provide wireless broadband Internet access where it is currently unavailable or cost prohibitive.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared With Three Months Ended September 30, 2006

Effective January 1, 2007, IBC and AppState.net were returned to the former owner which was caused by the default of IVI Communications, Inc. on the original acquisition contract.  The Results of Operations for the three months ended September 30, 2006 included IBC and AppState.net. Accordingly, comparisons from 2007 to 2006 are not meaningful.  The numbers below compare the consolidated results of operations, and also compare the results of existing operations which are corporate and the Futura subsidiary.

Revenue for the three months ended September 30, 2007 was $80,044 compared to $461,103 for the three months ended September 30, 2006, a decrease of $381,059.  Revenue for existing operations for the three months ended September 30, 2006 was $118,574, a decrease of $38,530 from September 30, 2006 to September 30, 2007.  The corporate consulting services decreased $21,600, and services provided by Futura decreased $16,930.

Cost of operations for the three months ended September 30, 2007 were $42,299 compared to $348,782 for the three months ended September 30, 2006, a decrease of $306,482.  Cost of operations for existing operations for the three months ended September 30, 2006 were $87,158, a decrease of $44,858 from September 30, 2006 to September 30, 2007.  The decrease in cost of operations resulted from the reduction of circuit costs as a result of the loss of dial-up customers.

General and administrative expenses for the three months ended September 30, 2007 were $287,283 compared to $504,831 for the three months ended September 30, 2006, a decrease of $217,547.  General and administrative for existing operations for the three months ended September 30, 2006 were $369,149, a decrease of $81,865 from September 30, 2006 to September 30, 2007.  There was a decrease in compensation of $62,716, an increase in consulting fees of $46,995, a decrease in rents of $1,906, a decrease in taxes of $9,572, and a decrease of $54,666 for a reclassification.

Selling expenses for the three months ended September 30, 2007 were $0, compared to selling expenses of $4,488 for the three months ended September 30, 2006, a decrease of $4,488. Selling expenses of existing operations for the three months ended September 30, 2006 were $1,204, a decrease of $1,204 from September 30, 2006 to September 30, 2007.  This was advertising expense.

Depreciation and amortization expense was $41,959 for the three months ended September 30, 2007, compared to depreciation and amortization expense of $30,096 for the three months ended September 30, 2006, an increase of $11,863.  Depreciation and amortization expense of existing operations for the three months ended September 30, 2006 was $22,122, an increase of $19,837 from September 30, 2006 to September 30, 2007.  There was an increase of $3,137 in depreciation and an increase of $16,700 in amortization of debt.

Due to the above facts, Loss before other Income (Expenses) was ($291,497) in the three months ended September 30, 2007 compared to the net operating loss of ($427,094) in the three months ended September 30, 2006.  Loss before other Income (Expenses) for existing operations for the three months ended September 30, 2006 was ($361,059), a decrease in loss of $69,690 from September 30, 2006 to September 30, 2007.

The Company incurred a loss on the revaluation of derivatives associated with the convertible debentures of $145,914 for the three months ended September 30, 2007 compared to a loss of $4,314 for the three months ended September 30, 2006. This was due to the decline in the fair market value of the stock.

The Company incurred interest expenses of $113,430 in the three months ended September 30, 2007, compared to $96,483 for the three months ended September 30, 2006. This increase was due to additional interest on notes, debentures, and capital leases, and beneficial interest expense of $89,000 was realized on the conversion of convertible debentures and stock to be issued for consulting services in the three months ended September 30, 2007.

The Company had other income of $166,532 in the three months ended September 30, 2007, compared to $1,003,323 in the three months ended September 30, 2006.  In the three months ended September 30, 2007, $163,676 in other income was the result of debt forgiveness. Interest income was $0 in the three months ended September 30, 2007 compared to $175 the three months ended September 30, 2006.

Due to the above factors, the there was a net loss for the three months ended September 30, 2007 of ($384,309) compared to a net profit of $475,607 for the three months ended September 30, 2006. Basic income (loss) per share for the three months ended September 30, 2007 was ($0.00), compared to $0.01 for the three months ended September 30, 2006.  Diluted income per share for the three months ended September 30, 2006 was $0.00

Six Months Ended September 30, 2007 Compared With Six Months Ended September 30, 2006

Effective January 1, 2007, IBC and AppState.net were returned to the former owner which was caused by the default of IVI Communications, Inc. on the original acquisition contract.  The Results of Operations for the six months ended September 30, 2006 included IBC and AppState.net. Accordingly, comparisons from 2007 to 2006 are not meaningful.  The numbers below compare the consolidated results of operations, and also compare the results of existing operations which are corporate and the Futura subsidiary.

Revenue for the six months ended September 30, 2007 was $171,517 compared to $1,123,226 for the six months ended September 30, 2006, a decrease of $951,709.  Revenue for existing operations for the six months ended September 30, 2006 was $304,374, a decrease of $132,857 from September 30, 2006 to September 30, 2007.  The corporate consulting services decreased $43,200, and services provided by Futura decreased $89,657.

Cost of operations for the six months ended September 30, 2007 were $105,867 compared to $776,635 for the six months ended September 30, 2006, a decrease of $670,768.  Cost of operations for existing operations for the six months ended September 30, 2006 were $149,798, a decrease of $43,931 from September 30, 2006 to September 30, 2007.  The decrease in cost of operations resulted from the reduction of circuit costs as a result of the loss of dial-up customers.

General and administrative expenses for the six months ended September 30, 2007 were $756,877 compared to $937,460 for the six months ended September 30, 2006, a decrease of $180,583. General and administrative for existing operations for the six months ended September 30, 2006 were $650,371, a increase of $106,506 from September 30, 2006 to September 30, 2007.  There was a decrease in compensation of $101,272, an increase in consulting fees of $179,768, an increase in bad debt expense of $110,041, a decrease in professional fees of $39,806, a decrease in travel costs of $14,018, a decrease in rents of $3,746, and a decrease in taxes of $9,572, and a decrease in general operating costs of $20,123.

Selling expenses for the six months ended September 30, 2007 were $696, compared to selling expenses of $7,092 for the six months ended September 30, 2006, a decrease of $6,396. Selling expenses of existing operations for the six months ended September 30, 2006 were $1,432, a decrease of $736 from September 30, 2006 to September 30, 2007.

Depreciation and amortization expense was $121,331 for the six months ended September 30, 2007, compared to depreciation and amortization expense of $58,326 for the six months ended September 30, 2006, an increase of $63,005.  Depreciation and amortization expense of existing operations for the six months ended September 30, 2006 was $42,852, an increase of $78,479 from September 30, 2006 to September 30, 2007.  There was an increase of $5,212 in depreciation and an increase of $73,267 in amortization of debt.

Due to the above facts, Loss before other Income (Expenses) was ($813,254) in the six months ended September 30, 2007 compared to the net operating loss of ($656,287) in the six months ended September 30, 2006.  Loss before other Income (Expenses) for existing operations for the six months ended September 30, 2006 was ($540,079), an increase in loss of $273,175 from September 30, 2006 to September 30, 2007.

The Company incurred a loss on the revaluation of derivatives associated with the convertible debentures of $232,292 for the six months ended September 30, 2007 compared to a gain of $164,729 for the six months ended September 30, 2006. This was due to the decline in the fair market value of the stock.

The Company incurred interest expenses of $343,058 in the six months ended September 30, 2007, compared to $176,659 for the six months ended September 30, 2006. This increase was due to additional interest on notes, debentures, and capital leases, and beneficial interest expense of $287,875 was realized on the conversion of convertible debentures and stock to be issued for consulting services in the six months ended September 30, 2007.

The Company had other income of $176,163 in the six months ended September 30, 2007, compared to $1,032,913 in the six months ended September 30, 2006.  In the six months ended September 30, 2007, $163,676 in other income was the result of debt forgiveness. Interest income was $0 in the six months ended September 30, 2007 compared to $211 the three months ended September 30, 2006.

Due to the above factors, the there was a net loss for the six months ended September 30, 2007 of ($1,212,519) compared to a net profit of $364,907 for the six months ended September 30, 2006. Basic income (loss) per share for the six months ended September 30, 2007 was ($0.01), compared to $0.00 for the six months ended September 30, 2006.  Diluted income per share for the three months ended September 30, 2006 was $0.00

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended September 30, 2007, we continued to spend cash to fund our operations. Cash provided by operating activities for six months ended September 30, 2007 equaled $7,878, and consisted of a net loss of $1,212,519, a loss on revaluation of derivatives in the amount of $232,292, depreciation of $14,548, amortization of debt discount of $106,785, amortization of prepaid consulting fees of $333,331, beneficial interest on debt conversions  of $287,875, stock issued for services of $9,100, a provision for doubtful accounts of $110,042, an increase in accounts payable and accrued liabilities of $716,712, a decrease in accounts receivable of $22,341, an decrease in other current assets of $595, a decrease in deferred revenue of $873, and a decrease in litigation settlement of $448,675.  For the comparable period in 2006, cash used by operating activities equaled $75,068 and consisted of a net profit of $364,907, depreciation of $24,993, amortization of debt discount of $33,333, beneficial interest on debt conversion of $8,502, a gain on revaluation of derivatives of $164,729, stock issued for services of $160,417, a decrease in accounts receivable of $88,752, a decrease in inventory of $58,600, an increase in other current assets of $25,953, a decrease in other assets of $6,513, a decrease in accounts payable and accrued liabilities of $473,566, a decrease in acquisition contracts of $150,000, and a decrease in deferred revenue of $6,837.

We used net cash of $2,970 in investing activities for the six months ended September 30, 2007 compared to the use of net cash of $29,690 for the six months ended September 30, 2006. These were acquisition of fixed assets.

Cash flow from financing activities for the six months ended September 30, 2007 used cash of $7,486 consisting of payments on capital leases. Cash flow from financing activities for the six months ended September 30, 2006 produced a net increase in cash of $23,425 which resulted from $397,500 in proceeds from convertible debentures, offset by $300,000 payments on notes payable and $28,789 on installment notes, and $45,286 payments on officer loans.

As of September 30, 2007, we had cash and cash equivalents amounting to $2,249 a decrease of $2,578 from the balance at March 31, 2007. Our working capital deficit increased to $3,816,384 at September 30, 2007 from $2,926,656 at March 31, 2007.

As of September 30, 2007, we had an accumulated operating deficit of ($26,543,888) and stockholders' deficit of ($3,107,590).

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

During the six months ended September 30, 2007 Cornell has submitted Notices of Conversion to convert $48,500 of the Debenture for which the Company has issued 5,711,362 of its registered common shares at a conversion price of $.0054, and 4,057,157 of its unregistered common shares at a weighted average conversion price per share of $.0044.

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

On May 3, 2007 the Company issued stock at a market price of $.0051.  This increased the number of warrants from 137,676,471 to 229,460,784 at $.0051 exercise price.

On August 30, 2007 the Company issued stock at a market price of $.0031.  This increased the number of warrants from 229,460,784 to 377,500,000 at $.0031 exercise price.

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with Cornell providing for the registration of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants. The Company is obligated to use its best efforts to cause the registration statement to be declared effective, which occurred on August 14, 2006, and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold. A total of 18,750,000 registered shares were issued to Cornell upon receipt of Conversion Notices.  As we have been unable to effect a registration of additional shares, 4,057,157 unregistered shares with a Rule 144 restriction have been issued to Cornell upon receipt of Conversion Notices.  As of September 30, 2007 we are required to register 143,906,810 shares to underly the Cornell debentures.

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

We anticipate incurring expenditures for acquisitions in excess of $1,000,000 to expand our operations during the next twelve months, and believe that the current cash flows generated from revenues will not be sufficient to fund this anticipated expansion. We will require additional funding to finance our operations through private and public debt or equity offerings. However, there is no assurance that we can obtain such financing. We also anticipate receiving recurring revenues from ISP management services but no management service contracts have been executed at this time. There can be no assurance that we will secure these contracts.  As shown in the accompanying consolidated financial statements the Company has sustained net operating losses for the six months ended September 30, 2007, and the years ended March 31, 2007 and 2006, and has sustained large accumulated deficits and currently does not have the revenues to sustain its operations. In addition, the Company sold off its operations in Colorado, Oregon and California, and has defaulted on the acquisition of Internet Business Consulting/AppState.net, LLC.  This raises substantial doubt about the Company’s ability to continue as a going concern.

Risk Factors and Cautionary Statements

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

We have incurred substantial losses from operations, and expect to incur net losses for the foreseeable future. We incurred a net loss of $1,212,519 for the six months ended September 30, 2007.  If our growth is slower than anticipated or operating expenses exceed expectations, losses will be significantly greater. We may never achieve profitability. Primarily as a result of these recurring losses, our independent certified public accountants modified their report on the March 31, 2007 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

Our operating plan for the following twelve months is focused on the acquisition of ISPs. It is our estimate that a cash requirement of $2,000,000 to $5,000,000 is required to support this plan for the next twelve months. During the year ended March 31, 2007, we received an aggregate of $390,750 from the issuance of common stock. During the six months ended September 30, 2007 we received nothing from the issuance of common stock. We are actively seeking additional funding. There can be no assurance that the required additional financing will be available on terms favorable to us or at all.

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
 -  contain  projections of our future operating results or of our future financial condition; or
 -  state other “forward-looking” information.

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

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their assessment of our internal controls as part of their audit for the year ended March 31, 2007, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal controls as of March 31, 2007 and September 30, 2007:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. As of September 30, 2007, the Company has recognized the full liability for all amounts that are due.

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

2,574,312 shares of unregistered common stock were returned to the company and cancelled for the default in the purchase agreement of IBC and AppState.net.  We had been unable to come to mutually acceptable terms to cure the default by the Company on the terms of the Purchase Agreement (“Agreement”) dated January 1, 2005 by and between IVI Communications, Inc. (“Buyer”), Internet Business Consulting, Inc. (“IBC”) and AppState.Net, LLC (“AppState”), jointly referred to as (“Sellers”).  Sellers exercised the remedies for default as provided in the Agreement and confirmed that the Remedies, which were that foreclosure and repossession occurred December 31, 2006, are in effect. Pursuant to those remedies, ownership of Sellers reverts to James Hollis, effective December 31, 2006.

1,000,000 shares of unregistered common stock were issued at $.006 for consulting services valued at $6,000.

12,000,000 shares of common stock were issued at $.004 for conversion of $48,000 on a convertible note.  Of those shares, 10,713,948 were unregistered.

1,000,000 shares of unregistered common stock were issued at $.0031 for consulting services valued at $3,100.

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

IVI Communications, Inc. a Nevada Corporation

Date: November 19, 2007	By:	/s/ Charles Roodenburg
Charles Roodenburg
Chief Executive Officer
Chief Financial Officer