Form 10QSB
period 2007-12-31
IVI COMMUNICATIONS INC
filed 2008-02-14
CIK 1140878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Mark one
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended December 31, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to______.

Commission File Number: 000 32797

IVI COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of Incorporation or organization)	33-0965560 I.R.S. Employer Identification Number

IVI COMMUNICATIONS, INC.
555 H St., Suite H, Eureka, CA 95501
(Address of principal executive offices) (Zip Code)

(707) 444-6617
(Registrant’s Telephone Number, Including Area Code)

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

The number of shares outstanding of the registrant’s common stock as of December 31, 2007 was 153,658,057.

IVI COMMUNICATIONS, INC.
FORM 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

(UNAUDITED)

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(UNAUDITED)

Page

Condensed Consolidated Balance Sheet as of December 31, 2007 (Unaudited)	3

Condensed Consolidated Statements of Operations for the Nine Months and Three Months
Ended December 31, 2007 and 2006 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
December 31, 2007 and 2006 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
DECEMBER 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,706
Accounts receivable	24,322
Other current assets	5,196

Total current asset	38,224

Fixed Assets, net of $41,519 accumulated depreciation	52,603

OTHER ASSETS
Goodwill	674,934

TOTAL ASSETS	$765,761

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current portion of notes payable	$77,682
Current portion of obligations under capital lease	16,283
Accounts payable and accrued liabilities	2,417,038
Deferred revenue	1,252
Liability for stock payable	398,949
Derivative liability	342,737
Convertible debentures, net of discount $171,971	489,029
Warrant liability	211,272

Total current liabilities	3,954,242

LONG-TERM LIABILITIES
Obligations under capital lease, net of current portion	22,367

TOTAL LIABILITIES	3,976,609

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 5,000,000 shares authorized;
4,000,000 issued and outstanding series A	4,000
1,000,000 issued and outstanding series B	1,000
Common stock, $.001 par value; 400,000,000 shares authorized;
153,658,057 issued and outstanding	153,656
Additional paid-in capital	23,308,883
Accumulated deficit	(26,678,387)
Total stockholders' deficit	(3,210,848)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$765,761

See accompanying notes to condensed consolidated financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE NINE MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	NINE MONTHS ENDED		THREE MONTHS ENDED
	DECEMBER 31		DECEMBER 31
	2007	2006	2007	2006

OPERATING REVENUE	$248,614	$1,703,296	$77,097	$584,586

COST OF OPERATIONS	144,723	1,123,591	38,856	351,409

GROSS PROFIT	103,891	579,705	38,241	233,177

OPERATING EXPENSES
Selling	827	12,362	131	5,270
General and administrative	935,245	1,566,374	178,368	628,977
Depreciation / Amortization	162,615	87,841	41,284	29,515

Total operating expenses	1,098,687	1,666,577	219,783	663,762

OPERATING LOSS	(994,796)	(1,086,872)	(181,542)	(430,585)

OTHER INCOME (EXPENSES)
Other income	220,113	1,032,913	43,950	-
Gain (Loss) on Revaluation of Derivatives	(197,177)	202,158	35,115	37,429
Other expense	(101)	(500)	(23)	(500)
Interest expense	(375,058)	(276,445)	(32,000)	(99,786)
Interest income	-	274	-	63
Total other income (expense)	(352,223)	958,400	47,042	(62,794)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,347,019)	(128,472)	(134,500)	(493,379)
Provision for income taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,347,019)	$(128,472)	$(134,500)	$(493,379)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	132,705,598	77,444,502	145,171,854	80,476,970

See accompanying notes to condensed consolidated financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(1,347,019)	$(128,472)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	22,371	37,841
Amortization of debt discount	140,244	50,000
Amortization of prepaid consulting fees	333,331	-
Gain on conversion of debt	(4,558)	-
Net beneficial interest on debt conversions	297,475	31,094
Stock issued for services	9,100	390,996
Loss (gain) on revaluation of derivatives	197,177	(202,158)

Changes in assets and liabilities
Decrease in accounts receivable, net	48,421	82,200
Accounts receivable settlement	171,695	-
Decrease in inventory	-	50,090
(Increase) Decrease in other current assets	1,254	(6,281)
Decrease in other assets	-	6,513
Increase in accounts payable and accrued liabilities	598,652	314,595
Decrease in acquisition contracts	-	(170,000)
Decrease in litigation settlement	(448,675)	-
Decrease in contingent liability	-	(484,761)
Decrease in deferred revenue	(1,270)	(5,701)
Total adjustments	1,365,217	94,428

Net cash provided by (used in) operating activities	18,198	(34,044)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(2,970)	(34,907)
Net cash (used in) investing activities	(2,970)	(34,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	-	401,000
Payments on installment note payable	-	14,608
Payments on notes payable	-	(296,000)
Payments on capital lease obligations	(11,349)	-
Payments on officer loans	-	(40,770)
Net cash provided by (used in) financing activities	(11,349)	78,838

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,879	9,887

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,827	233,544

CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,706	$243,431

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$6,582
Income taxes	$-	$10,314

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Common stock issued for prepaid consulting fees, classified as equity	$333,331	$580,207
Common stock issued for debt settlements and payables	$91,350	$-
Common stock issued for services	$9,100	$390,996
Debt incurred for stock to be issued	$260,000	$157,500
Fixed assets acquired for debt	$51,264	$-
Additional paid-in capital reclassified to warrant liability	$211,272	$-

See accompanying notes to condensed consolidated financial statements.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

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
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2007 and 2006

The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.  At December 31, 2007, the Company had no funds in excess of the insured limit.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses are included in selling expenses in the condensed consolidated statements. Advertising costs for the nine months ended December 31, 2007 and 2006 were $827 and $12,362 respectively.

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
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.  After review, it was determined that an no allowance was necessary at December 31, 2007.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31	December 31
	2007	2006

Net income (loss)	$(1,347,019)	$(128,472)

Weighted-average common shares
Outstanding (Basic)	132,705,598	77,444,502

Weighted-average common stock
Equivalents
Stock options	-0-	-0-
Warrants	-0-	-0-

Weighted-average common shares
Outstanding (Diluted)	132,705,598	77,444,502

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (continued)

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for December 31, 2007 because inclusion would have been antidilutive.  At December 31, 2007 and 2006, there were 616,421,053 and 50,087,602 warrants available, respectively.  There were no options available for December 31, 2007 or December 31, 2006.

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Instruments

The Company has outstanding convertible debt instruments that contain embedded derivatives.  The Company accounts for these derivatives in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  In accordance with the provisions of FAS No. 133 and EITF Issue No. 00-19, the embedded derivative is required to be bifurcated from the debt instrument and recorded as a liability at fair value on the consolidated balance sheet.  Changes in the fair value of the derivative is recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense).  As of December 31, 2007, the fair value of the derivatives was $342,737.  A loss in revaluation of the derivative for the nine months ended December 31, 2007 was recognized in the amount of $197,177.

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
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Capital leases consist of one subsidiary equipment lease, which is reflected in fixed assets.  The minimum lease payments due on the lease total $42,552, which includes interest of $3,901.  The liability is $38,650 at December 31, 2007, of which $16,283 is current and $22,367 is due through fiscal 2010.

NOTE 4-	NOTES PAYABLE

The Company borrowed a total of $1,077,955 from 22 different individuals during 1999 through the present, at interest rates ranging from 7-12%, with no collateral and payment terms of 2 to 3 years. As of December 31, 2007 the notes payable balance is $14,259, and the accrued interest on those notes is $4,904. These amounts are reflected as current liabilities in the condensed consolidated balance sheet at December 31, 2007.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

NOTE 4-	NOTES PAYABLE (CONTINUED)

In November 2005 a note was issued to Nyhl Henson for $80,623 for compensation.  The note carries no interest and was due November 30, 2006 and is convertible at the average closing price during the 10 preceding trading days.  During the quarter ending December 31, 2007, $26,200 was converted at a weighted average price of $.0022, for a total of 12,052,815 shares of common stock.  A beneficial interest charge of $7,850 was recorded.

In May 2006 the Company borrowed $5,000 on a one-year note due May 22, 2007.  This note carries no interest.  At December 31, 2007 the note remains unpaid.

In December 2006 the Company borrowed $4,000 on a one-year note due December 22, 2007.  This note carries no interest.

NOTE 5-	CONVERTIBLE DEBENTURES

The Company sold a security for $25,000 to one entity in January 2005. This debenture, which was for services rendered, accrues interest at 10% per annum and was due January 31, 2006. The conversion price is $.10 per common share. No conversion or repayment of the debenture has been completed as of December 31, 2007.

The Company sold a security for $257,500 to one entity in March 2006.  This debenture, which was for services rendered, accrues interest at 9% per annum and was due May 15, 2007.    In the event the Company receives funding in the amount of at least Six Hundred Thousand Dollars ($600,000), Forty Five Thousand Dollars ($45,000) immediately becomes due and payable to the holder.  The conversion price is the lower of $.05 or the lowest bid price in the preceding 5 trading days.  On August 17, 2007, $48,000 of principal was converted for 12,000,000 shares of which 10,713,948 shares were restricted.  The conversion price was $.004, the lowest bid price in the preceding 5 trading days, resulting in a beneficial interest charge of $24,000.

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

NOTE 5-	CONVERTIBLE DEBENTURES (continued)

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

During the year ending March 31, 2007, Cornell Capital Partners converted $150,000 of the principal for 13,038,640 shares of common stock.

During the nine months ended December 31, 2007, Cornell Capital Partners  converted $48,500 of principal for 9,768,519 shares of common stock of which 4,057,157 shares were restricted.  The conversion price was $.0054, 90% of the lowest closing bid price of  $.006 during the prior 30 days, resulting in a beneficial interest charge of $5,625.

The Company sold a security on September 25, 2006 for $12,500 which converts at 50% discount to market.

The Company sold a security on October 23, 2006 for $12,500 which converts at 50% discount to market.

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

In January 2007 the Company borrowed $6,756 from Nyhl Henson, the former President, on a one-year note due January 19, 2008.   This note carries no interest and is convertible at the average closing price during the 10 preceding trading days.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

NOTE 5-	CONVERTIBLE DEBENTURES (CONTINUED)

Derivative Liability (continued)

In January 2007 the Company borrowed $3,243 from Charles Roodenburg, CEO, on a one-year note due January 19, 2008.  This note carries no interest and is convertible at the average closing price during the 10 preceding trading days.

In February 2007 the Company borrowed $45,000 from Nyhl Henson, the former President, on a note due on demand.  The note carries no interest and is convertible at the average closing price during the 10 preceding trading days.

The Company sold a security for $12,500 to one entity in September 2006.  This debenture carries no interest, was due in October 2007, and has a conversion rate of 50% discount to market of the ten-day average closing bid price.

The Company sold a security for $12,500 to one entity in October 2006.  This debenture carries no interest, was due in November 2007, and has a conversion rate of 50% discount to market of the ten-day average closing bid price.

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

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, the conversion feature associated with the $600,000 convertible debenture represents an embedded derivative. The Company had recognized the embedded derivative in the amount of $593,988 as a liability in the accompanying condensed consolidated balance sheet, and it is now measured it at its estimated fair value of $342,737. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

Fair market value of stock	$0.0012
Exercise price	$0.00108
Dividend yield	0.00%
Risk free interest rate	4.00%
Expected volatility	170%
Expected life	4.0 Years

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

NOTE 5-	CONVERTIBLE DEBENTURES (CONTINUED)

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

On August 8, 2006 the Company issued stock at a price of $.04.  This increased the number of warrants from 3,500,000 to 30,000,000 at $.04 exercise price.

On December 29, 2006 the Company issued stock at a price of $.0242.  This increased the number of warrants from 30,000,000 to 49,586,777 at $.0242 exercise price.

On January 17, 2007, by Board Resolution, the Company reduced the exercise price to $.0085 which increased the number of warrants from 49,586,777 to 141,176,471.

On February 22, 2007, Cornell exercised 3,500,000 warrants at a price of $.0085 for $29,750.  Beneficial interest of $12,250 was recognized.  This reduced the number of warrants from 141,176,471 to 137,676,471 at $.0085.

On June 30, 2007 the Company issued stock at a price of $.0051.  This increased the number of warrants from 137,676,471 to 229,460,784 at $.0051 exercise price.

On September 30, 2007 the Company issued stock at a price of $.0031.  This increased the number of warrants from 229,460,784 to 337,500,000 at $.0031 exercise price.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

NOTE 5-	CONVERTIBLE DEBENTURES (CONTINUED)

Derivative Liability   (continued)

On December 3, 2007 the Company issued stock at a price of $.0019.  This increased the number of warrants from 337,500,000 to 615,921,053 at $.0019 exercise price.

The fixed freestanding warrants issued in connection with the $600,000 convertible debenture had been valued at $211,272 based on a Black-Scholes pricing model using the following assumptions:

Fair market value of stock	$0.20
Exercise price	$0.30 and $0.40
Dividend yield	0.00%
Risk free interest rate	4.00%
Expected volatility	192.95%
Expected life	5.0 Years

The allocation of the proceeds of the convertible debenture to the warrants and the recognition of the embedded derivative resulted in discounts to the convertible debenture. The discount on debt is being amortized to interest through March 31, 2009 using the effective interest method.  The current debt discount balance is $171,971.

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
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

NOTE 5-	CONVERTIBLE DEBENTURES (CONTINUED)

Derivative Liability (continued)

Current stock price obligates the Company to register 401,500,000 shares for the convertible debentures and 615,921,053 shares for the warrants.  We have been unable to register these shares as of December 31, 2007 and are therefore in default.

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

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, of which 4,000,000 shares of preferred series A stock and 1,000,000 shares of preferred series B stock are issued and outstanding as of December 31, 2007.

There were no preferred stock transactions for the nine months ended December 31, 2007.

Common Stock

As of December 31, 2007, the Company has 400,000,000 shares of common stock authorized, 153,658,057  are issued and outstanding.

For the nine months ended December 31, 2007, the following common stock was issued:

During the nine months ended December 31, 2007, a debenture holder converted $48,500 of principal for 9,768,519 shares of common stock of which 4,057,157 shares were restricted.  The conversion price was $.0054, 90% of the lowest closing bid price of  $.006 during the prior 30 days, resulting in a beneficial interest charge of $5,625.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

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

On November 5, 2007, $3,540 of principal on an $80,623 short term loan was converted for 1,416,052 shares of  common stock.  The conversion price was $.0025, the lowest bid price in the preceding 10 trading days, resulting in  beneficial interest income of $708.

On December 3, 2007, $13,559 of principal on an $80,623 short term loan was converted for 7,136,763 shares of  common stock.  The conversion price was $.0019 the lowest bid price in the preceding 10 trading days, resulting in  beneficial interest charge of $7,850.

On December 17, 2007, $9,100 of principal on an $80,623 short term loan was converted for 3,500,000 shares of  common stock.  The conversion price was $.0026, the lowest bid price in the preceding 10 trading days, resulting in  beneficial interest income of $2,100.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

NOTE 7-	GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company has sustained net operating losses for the nine months ended December 31, 2007, and the years ended March 31, 2007 and 2006, and has sustained large accumulated deficits and currently does not have the revenues to sustain its operations. In addition, the Company sold off its operations in Colorado, Oregon and California, and has defaulted on the acquisition of Internet Business Consulting/AppState.net, LLC.  This raises substantial doubt about the Company’s ability to continue as a going concern.

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

At December 31, 2007, net deferred tax assets approximated the following:

Deferred tax assets	$9,345,000
Less: valuation allowance	(9,345,000)
Net deferred tax assets	$-0-

At December 31, 2007, the Company had accumulated deficits approximating $26,700,000 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

NOTE 9-	LITIGATION/ ARBITRATION

The Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. As of December 31, 2007, the Company has recognized the full liability for all amounts that are due.

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

Pursuant to those remedies, ownership of Sellers reverts to James Hollis, effective December 31, 2006.

Per the terms of the Agreement, Sellers returned 2,574,312 shares of IVI common stock, which have been subsequently cancelled.

NOTE 12-	RECLASSIFICATION

The financial statements for the nine months ended December 31, 2006 have been reclassified to conform to presentation for the nine months ended December 31, 2007.  The reclassification had no effect on the operations for the nine months ended December 31, 2006.

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

On February 6, 2006 we entered into a Purchase Agreement and acquired 100% of the outstanding stock of Futura, Inc. from Francis and Lois Allen, the shareholders of Futura, Inc. Futura, Inc. is an operating subsidiary, and is an Internet Service Provider  founded in 1995 in Cabot, Arkansas, that provides dialup and DSL broadband Internet access, and associated services such as Email spam and virus filtering, VoIP telephony, “Kid Safe” surfing (Parental Control), and web accelerator services, to communities surrounding Little Rock Arkansas including Cabot, Carlisle, Clarendon, DeValls Bluff, DeWitt, England, Hazen, Jacksonville, and Stuttgart.  Futura has contracts in place for low cost bandwidth and operates a network operation center (NOC) located in Little Rock, Arkansas.  Futura has completed the first link of the planned wireless broadband network from Little Rock to Cabot, 23 miles to the northeast.  Futura has also completed the installation of three wireless tower sites that currently provide broadband Internet access to residences and businesses in Cabot (population 15,000) and Ward (population 2,580).

We expect operating losses and negative operating cash flows to continue for at least the next twelve months, because of expected additional costs and expenses related to brand development, marketing and other promotional activities, strategic relationship development and potential acquisitions of related complementary businesses.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2007 Compared With Three Months Ended December 31, 2006

Effective January 1, 2007, IBC and AppState.net were returned to the former owner which was caused by the default of IVI Communications, Inc. on the original acquisition contract. The Results of Operations for the three months ended December 31, 2006 included IBC and AppState.net. Accordingly, comparisons from 2007 to 2006 are not meaningful.  The numbers below compare the consolidated results of operations for the three months ended December 31, 2007 and December 31, 2006; and also compare the results of existing operations, which are corporate and the Futura subsidiary, for the three months ended December 31, 2007 and December 31, 2006.

Revenue for the three months ended December 31, 2007 was $77,097 compared to $584,586 for the three months ended December 31, 2006, a decrease of $507,489.  Revenue for existing operations for the three months ended December 31, 2006 was $140,650, a decrease of $63,553 from December 31, 2006 to December 31, 2007.  The corporate consulting services decreased $21,600, and services provided by Futura decreased $41,953.

Cost of operations for the three months ended December 31, 2007 were $38,856 compared to $351,409 for the three months ended December 31, 2006, a decrease of $312,553.  Cost of operations for existing operations for the three months ended December 31, 2006 were $80,517, a decrease of $41,661 from December 31, 2006 to December 31, 2007.  The decrease in cost of operations resulted from the reduction of circuit costs as a result of the loss of dial-up customers.

General and administrative expenses for the three months ended December 31, 2007 were $178,368 compared to $628,977 for the three months ended December 31, 2006, a decrease of $450,609.  General and administrative for existing operations for the three months ended December 31, 2006 were $475,010, a decrease of $296,642 from December 31, 2006 to December 31, 2007.  There was a decrease in compensation of $65,117 with a reduction of personnel, a decrease in consulting fees of $257,876, a decrease in travel expense of $6,690, a decrease in facility rents and associated costs of $8,018, a reduction of $7,531 in professional, off set by an increase in bad debt of $61,653, and a decrease in general operating costs of $13,063.

Selling expenses for the three months ended December 31, 2007 were $131, compared to selling expenses of $5,270 for the three months ended December 31, 2006, a decrease of $5,139. Selling expenses of existing operations for the three months ended December 31, 2006 were $1,767, a decrease of $1,636 from December 31, 2006 to December 31, 2007.  This was reduction in advertising expense.

Depreciation and amortization expense was $41,284 for the three months ended December 31, 2007, compared to depreciation and amortization expense of $29,515 for the three months ended December 31, 2006, an increase of $11,769.  Depreciation and amortization expense of existing operations for the three months ended December 31, 2006 was $20,333, an increase of $20,951 from December 31, 2006 to December 31, 2007.  There was an increase of $4,159 in depreciation and an increase of $16,792 in amortization of debt.

Due to the above facts, Loss before other Income (Expenses) was ($181,542) in the three months ended December 31, 2007 compared to the net operating loss of ($430,585) in the three months ended December 31, 2006.  Loss before other Income (Expenses) for existing operations for the three months ended December 31, 2006 was ($436,977), a decrease in loss of $255,435 from December 31, 2006 to December 31, 2007.

The Company incurred a gain on the revaluation of derivatives associated with the convertible debentures of $35,115 for the three months ended December 31, 2007 compared to a gain of $37,429 for the three months ended December 31, 2006. This was due to the decline in the fair market value of the stock.

The Company incurred interest expenses of $32,000 in the three months ended December 31, 2007, compared to $99,786 for the three months ended December 31, 2006. This was a reduction of $14,742 in beneficial interest and a reduction in interest on notes of $53,044 in the three months ended December 31, 2007.

The Company had other income of $43,950 in the three months ended December 31, 2007, compared to $0 in the three months ended December 31, 2006.  In the three months ended December 31, 2007, $43,950 in other income was the result of debt forgiveness. Interest income was $0 in the three months ended December 31, 2007 compared to $63 the three months ended December 31, 2006.

Due to the above factors, there was a net loss for the three months ended December 31, 2007 of ($134,500) compared to a net loss of ($493,379) for the three months ended December 31, 2006. Basic and diluted (loss) per share for the three months ended December 31, 2007 was ($0.00), compared to ($0.01) for the three months ended December 31, 2006.

Nine Months Ended December 31, 2007 Compared With Nine Months Ended December 31, 2006

Effective January 1, 2007, IBC and AppState.net were returned to the former owner which was caused by the default of IVI Communications, Inc. on the original acquisition contract. The Results of Operations for the nine months ended December 31, 2006 included IBC and AppState.net. Accordingly, comparisons from 2007 to 2006 are not meaningful.  The numbers below compare the consolidated results of operations, and also compare the results of existing operations which are corporate and the Futura subsidiary.

Revenue for the nine months ended December 31, 2007 was $248,614 compared to $1,703,296 for the nine months ended December 31, 2006, a decrease of $1,454,682.  Revenue for existing operations for the nine months ended December 31, 2006 was $445,024, a decrease of $196,410 from December 31, 2006 to December 31, 2007.  The corporate consulting services decreased $64,800, and services provided by Futura decreased $131,610.

Cost of operations for the nine months ended December 31, 2007 were $144,723 compared to $1,123,591 for the nine months ended December 31, 2006, a decrease of $978,868.  Cost of operations for existing operations for the nine months ended December 31, 2006 were $230,315, a decrease of $85,592 from December 31, 2006 to December 31, 2007.  The decrease in cost of operations resulted from the reduction of circuit costs as a result of the loss of dial-up customers.

General and administrative expenses for the nine months ended December 31, 2007 were $935,245 compared to $1,566,374 for the nine months ended December 31, 2006, a decrease of $631,129.  General and administrative for existing operations for the nine months ended December 31, 2006 were $1,115,658, a decrease of $180,413 from December 31, 2006 to December 31, 2007.  There was a decrease in compensation of $166,388, a decrease in consulting fees of $78,107, an increase in bad debt expense of $171,695, a decrease in professional fees of $47,337, a decrease in travel costs of $20,707, a decrease in rents of $9,351, and a decrease in taxes of $9,572, and a decrease in general operating costs of $20,646.

Selling expenses for the nine months ended December 31, 2007 were $827, compared to selling expenses of $12,362 for the nine months ended December 31, 2006, a decrease of $11,535. Selling expenses of existing operations for the nine months ended December 31, 2006 were $3,199, a decrease of $2,372 from December 31, 2006 to December 31, 2007.

Depreciation and amortization expense was $162,615 for the nine months ended December 31, 2007, compared to depreciation and amortization expense of $87,841 for the nine months ended December 31, 2006, an increase of $74,774.  Depreciation and amortization expense of existing operations for the nine months ended December 31, 2006 was $62,852, an increase of $99,763 from December 31, 2006 to December 31, 2007.  There was an increase of $9,520 in depreciation and an increase of $90,243 in amortization of debt.

Due to the above facts, Loss before other Income (Expenses) was ($994,796) in the nine months ended December 31, 2007 compared to the net operating loss of ($1,086,872) in the nine months ended December 31, 2006.  Loss before other Income (Expenses) for existing operations for the nine months ended December 31, 2006 was ($967,000), a decrease in loss of $27,796 from December 31, 2006 to December 31, 2007.

The Company incurred a loss on the revaluation of derivatives associated with the convertible debentures of $197,177 for the nine months ended December 31, 2007 compared to a gain of $202,158 for the nine months ended December 31, 2006. This was due to the decline in the fair market value of the stock.

The Company incurred interest expenses of $375,058 in the nine months ended December 31, 2007, compared to $276,445 for the nine months ended December 31, 2006. There was a decrease in interest on notes, debentures, and capital leases of $167,766, offset by an increase in beneficial interest expense of $266,379 realized on the conversion of convertible debentures and stock to be issued for consulting services in the nine months ended December 31, 2007.

The Company had other income of $220,113 in the nine months ended December 31, 2007, compared to $1,032,913 in the nine months ended December 31, 2006.  In the nine months ended December 31, 2007, other income was the result of debt forgiveness. Interest income was $0 in the nine months ended December 31, 2007 compared to $274 in the nine months ended December 31, 2006.

Due to the above factors, the there was a net (loss) for the nine months ended December 31, 2007 of ($1,347,019) compared to a net (loss) of ($128,472) for the nine months ended December 31, 2006. Basic and diluted (loss) per share for the nine months ended December 31, 2007 was ($0.01), compared to ($0.00) for the nine months ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended December 31, 2007, we continued to spend cash to fund our operations. Cash provided by operating activities for nine months ended December 31, 2007 equaled $18,198, and consisted of a net loss of $1,347,019, a loss on revaluation of derivatives in the amount of $197,177, depreciation of $22,371, amortization of debt discount of $140,244, amortization of prepaid consulting fees of $333,331, beneficial interest on debt conversions  of $297,475, stock issued for services of $9,100, a gain on conversion of debt of $4,558, an increase in accounts payable and accrued liabilities of $598,652, a decrease in accounts receivable of $220,116 of which $171,695 was a settlement, a decrease in other current assets of $1,254, a decrease in deferred revenue of $1,270, and a decrease in litigation settlement of $448,675.  For the comparable period in 2006, cash used by operating activities equaled $34,044 and consisted of a net loss of $128,472, depreciation of $37,841, amortization of debt discount of $50,000, beneficial interest on debt conversion of $31,094, a gain on revaluation of derivatives of $202,158, stock issued for services of $390,996, a decrease in accounts receivable of $82,200, a decrease in inventory of $50,090, an increase in other current assets of $6,281, a decrease in other assets of $6,513, an increase in accounts payable and accrued liabilities of $314,595, a decrease in acquisition contracts of $170,000, a decrease in contingent liability of $484,761, and a decrease in deferred revenue of $5,701.

We used net cash of $2,970 in investing activities for the nine months ended December 31, 2007 compared to the use of net cash of $34,907 for the nine months ended December 31, 2006. These were acquisition of fixed assets.

Cash flow from financing activities for the nine months ended December 31, 2007 used cash of $11,349 consisting of payments on capital leases. Cash flow from financing activities for the nine months ended December 31, 2006 produced a net increase in cash of $78,838 which resulted from $401,000 in proceeds from convertible debentures, offset by $281,392 payments on notes payable, and $40,770 payments on officer loans.

As of December 31, 2007, we had cash and cash equivalents amounting to $8,706 an increase of $3,879 from the balance at March 31, 2007. Our working capital deficit increased to $3,916,018 at December 31, 2007 from $2,926,656 at March 31, 2007.

As of December 31, 2007, we had an accumulated operating deficit of ($26,678,387) and stockholders' deficit of ($3,210,848).

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

During the nine months ended December 31, 2007 Cornell has submitted Notices of Conversion to convert $48,500 of the Debenture for which the Company has issued 5,711,362 of its registered common shares at a conversion price of $.0054, and 4,057,157 of its unregistered common shares at a weighted average conversion price per share of $.0044.

The Company also issued to Cornell five-year warrants to purchase 2,000,000 and 1,500,000 shares of Common Stock at prices of $0.30, and $0.40, respectively. If at the time of exercise of the Warrants, the shares of Common Stock underlying the Warrant are not subject to an effective registration statement under the Securities Act of 1933, as amended (the “Act”) or if an event of default under the Convertible Debentures has occurred, which is not cured in any applicable cure period, the holder of the Warrant, in lieu of making payment of the Exercise Price in cash, may elect a cashless exercise in accordance with the formula set forth in the Warrant. If, subject to the exceptions set forth in the warrants, during the time that the Warrants are outstanding, the Company issues or sells, or is deemed to have issued or sold, any shares of Common Stock for a consideration per share less than a price equal to the then exercise price, then the exercise price will be reduced to an amount equal to such consideration per share. Upon each such adjustment, the number of shares of Common Stock issuable upon exercise of the Warrants will be adjusted to the number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares issuable upon exercise of the warrants immediately prior to such adjustment and dividing the product by the exercise price resulting from such adjustment. Similar adjustments will be made upon any issuance or sale by us of options to purchase Common Stock or convertible securities.

On August 8, 2006 the Company issued stock at a market price of $.04.  This increased the number of warrants from 3,500,000 to 30,000,000 at $.04 exercise price.

On December 19, 2006 the Company issued stock at a market price of $.0242.  This increased the number of warrants from 30,000,000 to 49,586,777 at $.0242 exercise price.

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

On December 3, 2007 the Company issued stock at a market price of $.0019.  This increased the number of warrants from 377,500,000 to 615,921,053 at $.0019 exercise price.

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with Cornell providing for the registration of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants. The Company is obligated to use its best efforts to cause the registration statement to be declared effective, which occurred on August 14, 2006, and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold. A total of 18,750,000 registered shares were issued to Cornell upon receipt of Conversion Notices.  As we have been unable to effect a registration of additional shares, 4,057,157 unregistered shares with a Rule 144 restriction have been issued to Cornell upon receipt of Conversion Notices. As of December 31, 2007 we are required to register 401,500,000 shares to underlie the Cornell debentures.

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

We anticipate incurring expenditures for acquisitions in excess of $1,000,000 to expand our operations during the next twelve months, and believe that the current cash flows generated from revenues will not be sufficient to fund this anticipated expansion. We will require additional funding to finance our operations through private and public debt or equity offerings. However, there is no assurance that we can obtain such financing. We also anticipate receiving recurring revenues from ISP management services but no management service contracts have been executed at this time. There can be no assurance that we will secure these contracts.  As shown in the accompanying consolidated financial statements the Company has sustained net operating losses for the nine months ended December 31, 2007, and the years ended March 31, 2007 and 2006, and has sustained large accumulated deficits and currently does not have the revenues to sustain its operations. In addition, the Company sold off its operations in Colorado, Oregon and California, and has defaulted on the acquisition of Internet Business Consulting/AppState.net, LLC.  This raises substantial doubt about the Company’s ability to continue as a going concern.

Risk Factors and Cautionary Statements

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

We have incurred substantial losses from operations, and expect to incur net losses for the foreseeable future. We incurred a net loss of $1,347,019 for the nine months ended December 31, 2007. If our growth is slower than anticipated or operating expenses exceed expectations, losses will be significantly greater. We may never achieve profitability. Primarily as a result of these recurring losses, our independent certified public accountants modified their report on the March 31, 2007 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

Our operating plan for the following twelve months is focused on the acquisition of ISPs. It is our estimate that a cash requirement of $2,000,000 to $5,000,000 is required to support this plan for the next twelve months. During the year ended March 31, 2007, we received an aggregate of $390,750 from the issuance of common stock. During the nine months ended December 31, 2007 we received nothing from the issuance of common stock. We are actively seeking additional funding. There can be no assurance that the required additional financing will be available on terms favorable to us or at all.

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

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their assessment of our internal controls as part of their audit for the year ended March 31, 2007, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal controls as of March 31, 2007 and December 31, 2007:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. As of December 31, 2007, the Company has recognized the full liability for all amounts that are due.

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

3,814,510 shares of unregistered common stock were issued at $.0051 to convert $19,454 of debt

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

ITEM 5. OTHER INFORMATION

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

IVI COMMUNICATIONS, INC.

Date: February 14, 2008	By:	/s/ Charles Roodenburg
Charles Roodenburg
Chief Executive Officer
Chief Financial Officer