Form 10-K
period 2008-03-31
IVI COMMUNICATIONS INC
filed 2008-07-30
CIK 1140878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission File Number: 000-32797

IVI Communications, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-0965560
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1818 North Farwell Ave.,Milwaukee, WI 53202	414-727-2699
(Address of principal executive offices)	(Issuer’s telephone number)

(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which
to be so Registered:	Each Class is to be Registered:
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☑
(Do not check if a Small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Approximately $45,563 based on the average bid and asked price on July 23, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.
Shares outstanding as of July 1, 2008:
399,999,991 shares of common stock, par value $.001
4,000,000 shares of preferred class A stock, par value $.001
1,000,000 shares of preferred class B stock, par value $.001

Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K (the “Annual Report”) contains ‘‘forward-looking statements’’ that represent our beliefs, projections and predictions about future events. All statements other than statements of historical fact are ‘‘forward-looking statements’’, including any projections of earnings, revenue or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, and any statements of assumptions underlying any of the foregoing. Words such as ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘could’’, ‘‘would’’, ‘‘predicts’’, ‘‘potential’’, ‘‘continue’’, ‘‘expects’’, ‘‘anticipates’’, ‘‘future’’, ‘‘intends’’, ‘‘plans’’, ‘‘believes’’, ‘‘estimates’’ and similar expressions, as well as statements in the future tense, identify forward-looking statements.

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based or the success of our business. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time and in relatively new and rapidly developing industries such as oil and gas. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, those factors discussed under the headings ‘‘Risk factors’’, ‘‘Management’s discussion and analysis of financial condition and results of operations’’, ‘‘Business’’ and elsewhere in this report.

PART I

Item 1.  Description of Business

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

Per the terms of the Agreement, Sellers were to return 2,574,312 shares of IVI common stock and on July 6, 2007 the stock was returned and cancelled.

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

Our business plan is to:

o	Acquire Positive Cash Flow ISP's and other telecommunications businesses for Recurring Revenue
o	Preserve the Brand and Maintain Local Presence
o	Consolidate to Achieve Economy of Scale
o	Deploy Nationally Branded Fixed Wireless Broadband
o	Migrate Dialup Customers to Broadband to Increase Revenue
o	Deliver VoIP and Rich Media Content

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

As of March 31, 2008 there are 2 corporate employees.

Item 1A.  Risk Factors

We Have a History of Losses and We Expect Continuing Losses and May Never Achieve Profitability

For the years ended March 31, 2008 and 2007, we generated revenues of $316,474 and $1,859,811 respectively and incurred a consolidated net loss in the year ending March 31, 2008 of $2,107,373 and a net profit in the year ending March 31, 2007 of $313,283. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.

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

Our Auditors Have Included a Going Concern in Their Opinion which Could Cause Investors to Lost their Investment In the Company

Our auditors have included in their opinion to our financial statements a paragraph that addressed concerns about our ability to continue as a going concern. These concerns arise from the fact that we have sustained operating losses for the years ending March 31, 2008 and 2007 and have sustained large capital deficits and have been unable to come to mutually acceptable terms to cure the default by the Company on the terms of the Purchase Agreement (“Agreement”) dated January 1, 2005 by and between IVI Communications, Inc. (“Buyer”), Internet Business Consulting, Inc. (“IBC”) and AppState.Net, LLC (“AppState”), jointly referred to as (“Sellers”). Sellers have exercised the remedies for default as provided in the Agreement and confirmed that the Remedies, which were that foreclosure and repossession occurred December 31, 2006, are in effect. Purchase Agreement, Exhibit 2.4, is incorporated by reference to the exhibits filed in the Company’s Form 8-K filed February 4, 2005.

Pursuant to those remedies, ownership of Sellers reverted to James Hollis, effective December 31, 2006.

Per the terms of the Agreement, Sellers were to return 2,574,312 shares of IVI common stock. The stock was returned and cancelled on July 6, 2007.

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

We May Need to Raise Additional Capital Which May Not Be Available to Us on Acceptable Terms or At All

On March 27, 2006, the Company entered into a securities purchase agreement with YA Global L.P. providing for the sale by the Company to Cornell of our 12% secured convertible debentures in the aggregate principal amount of $600,000 of which $200,000 was advanced immediately. The second installment of $200,000 was advanced on April 18, 2006. The last installment of $200,000 was advanced on August 16, two (2) business days after the date the registration statement was declared effective.

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

If We Are Not Able to Compete Effectively in the Higly Competitive Internet Service Provideer and Wireless Communications Industries We May be Forced to Reduce or Cease Operations

Our ability to compete effectively with our competitors depends on the following factors, among others:

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

Consolidation in the Markets in Which We Compete Could Adversely Effect Our Businesses to Include a Reduction or Elimination of Our Proportionate Share of those Markets

The wireless communications industry has experienced consolidation of participants, and this trend may continue. If wireless carriers consolidate with companies that utilize technologies that are similar to or compete with our wireless technology, our proportionate share of the emerging market for wireless technologies may be reduced or eliminated. This reduction or elimination of our market share could reduce our ability to obtain profitable operations and could cause us to reduce or cease operations. We believe that our ability to compete successfully in the Internet services market depends on a number of factors, including market presence; the adequacy of our member and technical support services; the capacity, reliability and security of our network infrastructure; the ease of access to and navigation of the Internet provided by our services; our pricing policies, our competitors and our suppliers; the timing of introductions of new services by us and our competitors; our ability to support existing and emerging industry standards; and industry and general economic trends. There can be no assurance that we will have the financial resources, technical expertise or marketing and support capabilities to compete successfully.

We May Not Effectively Manage the Growth Necessary to Execute Our Business Plan, Which Could Adversely Effect the Quality of Our Operations and Costs

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

We May Not Be Able To Successfully Execute or  Integrate our Acquisitions

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

Our Business is Highly Dependent on the Continued Growth and Maintenance of the Internet

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

We May Fail to be Able to Establish and Maintain Strategic Relationships

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

Risk Relating to Our Convertible Debentures

There are a Large Number of Shares Underlying Our Convertible Notes and Warrants Which Could Lead to Dilution of Our Common Stock

As of March 31, 2008, we had 253,885,261 shares of common stock issued and outstanding. In connection with the financing arrangements that we entered into in March 2006, we also have outstanding secured convertible debentures or an obligation to issue callable secured convertible notes that may be converted into an estimated  1,224,769,444 shares of common stock at current market prices, and outstanding warrants to purchase 1,539,802,632 shares of common stock.

On March 31, 2008, the closing bid price of our common stock was $0.0002. The debentures issued in March are convertible at the lower of (i) $0.20 or (ii) ninety percent (90%) of the lowest closing Bid Price of the Common Stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP. Cornell has agreed not to short any of the shares of Common Stock Therefore, the number of shares of common stock issuable upon conversion of the secured convertible debentures may increase if the market price of our stock declines. Upon effectiveness of the registration statement of which this prospectus forms a part, all of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The variable price feature of our convertible debentures could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders. The number of shares we will be required to issue upon conversion of the debentures will increase if the market price of our stock decreases. This will cause dilution to our existing stockholders.

The following is an example of the amount of shares of our common stock issuable upon conversion of the entire $600,000 in convertible debentures, based on market prices assumed to be 25%, 50% and 75% below the closing price on March 31, 2008 of $.0003.

% BELOW MARKET	PRICE PER SHARE	WITH 10% DISCOUNT	NUMBER OF SHARES	PERCENTAGE OF TOTAL*
25%	$0.0002	$0.0002	2,458,543,210	90.64%
50%	$0.0002	$0.0001	3,687,814,815	93.56%
75%	$0.0001	$0.0001	7,375,629,630	96.67%

* Based upon 253,885,261 shares of common stock issued as of March 31, 2008

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

The Issuance of Our Stock Upon Conversion of The Debentures Could Encourage Short Sales By Third Parties, Which Could Contribute To the Future Decline of Our Stock Price and  Materially Dilute the Existing Stockholders Equity and Voting Rights

The debentures have the potential to cause significant downward pressure on the price of our common stock. This is particularly the case if the shares being placed into the market exceed the market's ability to absorb the increased number of shares of stock. Such an event could place further downward pressure on the price of our common stock, which presents an opportunity to short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for the stock, our stock price will decline. If this occurs, the number of shares of our common stock that is issuable upon conversion of the debentures will increase, which will materially dilute existing stockholders' equity and voting rights.

If We are Required For Any Reason to Repay Our Outstanding Secured Convertible Debentures We Would be Required to Deplete Our Working Capital , if Available, or Raise Additional Funds, and Our Failure to Repay the Secured Convertible Debentures, if Required, Could Result in Legal Action Against Us, Which Could Require the Sale of Substantial Assets

On March 27, 2006, the Company entered into a securities purchase agreement with YA Global L.P. providing for the sale by the Company to Cornell of our 12% secured convertible debentures in the aggregate principal amount of $600,000 of which $200,000 was advanced immediately. The second installment of $200,000 was advanced on April 18, 2006. The last installment of $200,000 was advanced on August 16, two (2) business days after the date the registration statement was declared effective.

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

The Large Number of Shares Issuable Upon Conversion of the Secured Convertible Debentures May Result in a Change of Control, Allowing __________to Exert Substantial Influence Over All Company Matters

As there is no limit on the number of shares that may be issued upon conversion of the convertible debentures, these issuances may result in Cornell controlling us. It may be able to exert substantial influence over all matters submitted to a vote of the shareholders, including the election and removal of directors, amendments to our articles of incorporation and by-laws, and the approval of a merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership could inhibit the management of our business and affairs and have the effect of delaying, deferring or preventing a change in control or impeding a merger, consolidation, takeover or other business combination which our shareholder, may view favorably.

The Following Risk Relate Principally to Our Common Stock and Its Market Value:

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

Our Common Stock Price May Be Volatile

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

Our Common Stock is Deemed “Penny Stock”

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Description of Property

The Company corporate, accounting and administrative offices are located at 1818 North Farwell Avenue, Milwaukee, WI, 53202.

Operating facilities for our subsidiary, Futura, in Cabot, AR, are leased.

Item 3.  Legal Proceedings

The Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. As of March 31, 2008, the Company has recognized the full liability for all amounts that are due.

On December 1, 2004, a judgment was entered against Internet Ventures, Inc., the predecessor Company, in favor of Catherine and Joe Santistevan in the amount of $1,367,500.  On September 30, 2006 a confidential Settlement Agreement and Release was entered by and among Joe and Catherine Santistevan and IVI Communications, Inc., successor in interest defendant Internet Ventures, Inc., to set aside the default judgment entered against Internet Ventures, Inc in the amount of $1,367,500.  Under the terms of the agreement IVI Communications will pay the Santistevans a total four hundred and fifty thousand dollars ($450,000), to settle a claim of $1,367,500.  If IVI Communications, Inc. defaults on the agreement a judgment would be entered by stipulation in the amount of $1,367,500.  The balance on this settlement at March 31, 2008 is $448,675.

On October 7, 2005, a Complaint for Damages was filed in Superior Court of the State of California, County of San Joaquin, Case No. CV027700, by Annette S. Paoletti as Successor Trustee of the Clare P. Evelyn B. McEnerney Family Trust.  No dollar amount was stated, but a note payable and accrued interest in the amount of $263,403 was recorded in notes payable and interest on notes payable.  On March 31, 2007 a confidential Settlement Agreement was reached between Paoletti and The Company.  Under the terms of the agreement IVI Communications, Inc. will pay the Paolettis a total of $110,000.  If IVI Communications, Inc. defaults on the agreement a judgment would be entered by stipulation in the amount of $143,000 minus any amounts actually paid.  .  The balance on this settlement at March 31, 2008 is $110,000.

The Company has six default judgments against it for a total amount of $146,504.  The amounts are recorded in other liabilities and contingencies.

During the fiscal year ending March 31, 2008, on advice of legal counsel, the Company realized income in the amount of $215,730 for the forgiveness of debt for notes, debentures and vendor payables.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2008 ended March 31, 2008.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

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

Year Ended March 31, 2008	High	Low
First Quarter ended June 30, 2007	$0.0085	$0.004
Second Quarter ended September 30, 2007	$0.0071	$0.0031
Third Quarter ended December 31, 2007	$0.0049	$0.001
Fourth Quarter ended March 31, 2008	$0.0025	$0.0003

Year Ended March 31, 2007	High	Low
First Quarter ended June 30, 2006	$0.13	$0.045
Second Quarter ended September 30, 2006	$0.055	$0.035
Third Quarter ended December 31, 2006	$0.040	$0.014
Fourth Quarter ended March 31, 2007	$0.038	$0.0075

Stockholders

As of March 31, 2008, we believe there were approximately 795 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Recent Issuances of Securities without registering under the Securities Act.

In the fiscal year ending March 31, 2008, we issued the following:

On April 17, 20007 we issued 3,703,704 shares of unregistered common stock valued at $20,000 for conversion on a debenture.

On April 25, 2007, we issued 3,703,704 shares of unregistered common stock valued at $20,000 for conversion on a debenture.

On May 3, 2007, we issued 3,814,510 shares of unregistered common stock valued at $19,454 for conversion of accured payroll.

On June 6, 2007 we issued 5,807,848 shares of unregistered common stock valued at $42,405 in settlement of a contingent liability.

On June 12 2007 we issued 2,361,111 shares of unregistered common stock valued at $8,500.00 to YA Global for conversion on a debenture.

On August 10, 2007 we issued 1,000,000 shares of unregistered common stock valued at $6,000 for consulting services.

On August 17, 2007 we issued 12,000,000 shares of stock valued at $48,000, 10,713,948 of which were unregistered, for a conversion on a convertible note.

On August 30, 2007 we issued 1,000,000 shares of unregistered common stock valued at $3,100 for consulting services.

During the quarter ended Sepember 30, 2007, 2,574,312 shares of stock receivable were returned to the Company and cancelled.

During the quarter ended December 31, 2007, 12,052,815 shares valued ato $26,200 were issued for conversion on a convertible note.

On March 5, 2008 we issued 7,500,000 shares of unregistered common stock valued at $3,375 to YA Global for conversion on a debenture

On March 13, 2008 we issued 7,800,000 shares of unregistered common stock valued at $2,184 to YA Global for conversion on a debenture

On March 17, 2008 we issued 8,200,000 shares of unregistered common stock valued at $2,296 to YA Global for conversion on a debenture

On March 20, 2008 we issued 8,600,000 shares of unregistered common stock valued at $2,408 to YA Global for conversion on a debenture.

During the quarter ended March 31, 2008 68,127,207 shares valued at $54,423 were issued for a conversion on a convertible note.

Each of the above issuances of common stock were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.  Selected Financial Data.

Not Applicable.

Item 7.  Management’s Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

Please see page i of this Annual Report for “Information Regarding Forward Looking Statements” appearing throughout this Annual Report.

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

Liquidity and Capital Resources

As of March 31, 2008 the Company has an accumulated operating deficit of $27,438,741 and negative stockholders' equity of $3,678,220.

The Company’s principal source of operating capital has been provided by the sale of its stock and securities, corporate consulting services, and operations of its wholly owned subsidiaries.

On March 27, 2006, the Company entered into a securities purchase agreement with YA Global  providing for the sale by the Company to Cornell of our 12% secured convertible debentures in the aggregate principal amount of $600,000 of which $200,000 was advanced immediately. The second installment of $200,000 was advanced on April 18, 2006 upon the filing of the SB2 Registration Statement. The last installment of $200,000 was advanced August 21, 2006, two (2) business days after the registration statement was declared effective.

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

A beneficial interest charge of $47,205 was recognized on the conversions in the year ending March 31, 2007.

On April 17, 2007, the debenture holder converted $20,000 of principal for 3,703,704 shares of common stock; the conversion price was $.0054, 90% of the lowest closing bid price during the prior 30 days.

On April 25, 2007, the debenture holder converted $20,000 of principal for 3,703,704 shares of common stock; the conversion price was $.0054, 90% of the lowest closing bid price during the prior 30 days.

On May 3, 2007, 3,814,510 shares were issued to convert accrued payroll valued at $19,454.

On June 6, 2007, 5,807,848 shares were issued to convert contingent liability valued at $42,405.

On June 12, 2007, the debenture holder converted $8,500 of principal for 2,361,111 shares of common stock; the conversion price was $.0036, 90% of the lowest closing bid price during the prior 30 days.

On August 10, 2007, 1,000,000 shares valued at $6,000 were issued for services.

On August 17, 2007 12,000,000 shares valued at $48,000 were issued for a conversion on a convertible note.

On August 30, 2007, 1,000,000 shares valued at $3,100 were issued for services.

During the quarter ended September 30, 2007, 2,574,312 shares of stock receivable were returned to the Company and cancelled.

During the quarter ended December 31, 2007, 12,052,815 shares were issued to convert $26,200 of a convertible note.

On March 5, 2008, the debenture holder converted $3,375 of principal for 7,500,000 shares of common stock; the conversion price was $.00045, 90% of the lowest closing bid price during the prior 30 days.

On March 13, 2008, the debenture holder converted $2,184 of principal for 7,800,000 shares of common stock; the conversion price was $.00028, 90% of the lowest closing bid price during the prior 30 days.

On March 17, 2008, the debenture holder converted $2,296 of principal for 8,200,000 shares of common stock; the conversion price was $.00028, 90% of the lowest closing bid price during the prior 30 days.

On March 20, 2008, the debenture holder converted $2,408 of principal for 8,600,000 shares of common stock; the conversion price was $.00028, 90% of the lowest closing bid price during the prior 30 days.

During the quarter ended March 31, 2008, 68,127,204 shares valued at $54,423 were issued to convert a note.

A beneficial interest charge of $73,017 was recognized on the conversions in the year ending March 31, 2008.

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

On February 22, 2007, Cornell exercised 3,500,000 warrants at a price of $.0085 for $29,750.  This reduced the number of warrants from 141,176,471 to 137,676,471.  Beneficial interest of $12,250 was recognized.

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

On February 27, 2008  the company issued stock at a market price of $.00076.  This increased the number of warrants from 615,921,053 to 1,539,802,632 at $.00076 exercise price.

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

On July 14, 2006, the Company entered into an agreement with YA Global to cancel the security interest in the 15,000,000 shares. These shares were subsequently returned and cancelled.

In May 2006 the company borrowed $5,000 on a one year note due May 22, 2007.  This note carries no interest.  At March 31, 2008 this note remains unpaid.

The Company sold a security for $12,500 to one entity in September 2006.  This debenture carries no interest and has a conversion rate of 50% discount to market of the ten day average closing bid price.  No conversion or repayment of the debenture has occurred as of March 31, 2008.

The Company sold a security for $12,500 to one entity in October 2006.  This debenture carries no interest and has a conversion rate of 50% discount to market of the ten day average closing bid price.  No conversion or repayment of the debenture has occurred as of March 31, 2008.

In December 2006 the company borrowed $4,000 on a one year note due December 22, 2007.  This note carries no interest.  At March 31, 2008 this note remains unpaid.

In January 2007 the company borrowed $6,756 from Nyhl Henson, former President, on a one year note due January 19, 2008.   This note carries no interest and is convertible at the previous 10-day average closing price.  No conversion or repayment of the debenture has occurred as of March 31, 2008.

In January 2007 the company borrowed $3,243 from Charles Roodenburg, President, on a one year note due January 19, 2008.  This note carries no interest and is convertible at the previous 10-day average closing price.  No conversion or repayment of the debenture has occurred as of March 31, 2008.

In February 2007 the company borrowed $20,000 from Nyhl Henson, President, on a note due on demand.  The note carries no interest and is convertible at the previous 10-day average closing price.  No conversion or repayment of the debenture has occurred as of March 31, 2008.

In February 2007 the company borrowed $25,000 from Nyhl Henson, President, on a note due on demand.  The note carries no interest and is convertible at the previous 10-day average closing price.  No conversion or repayment of the debenture has occurred as of March 31, 2008.

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

Results of Operations

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007

Effective January 1, 2007, IBC and AppState.net were returned to the former owner which was caused by the default of IVI Communications, Inc. on the original acquisition contract.  The Results of Operations for the twelve months ended March 31, 2007 included nine months IBC and AppState.net. Accordingly, comparisons from 2008 to 2007 are not meaningful.  The numbers below compare the consolidated results of operations March 31, 2008 and March 31, 2007, and also compare the results of existing operations, which are corporate and the Futura subsidiary, for the same periods.

Revenue for the year ending March 31, 2008 was $316,474 compared to $1,859,811 for the year ending March 31, 2007.  Revenue for existing operations for the year ending March 31, 2007 was $589,630, a reduction of $273,156 from March 31, 2007 to March 31, 2008.  There was a reduction in corporate consulting of $86,810 and a reduction in service fees provided by Futura of $186,346.

Cost of operations for the year ending March 31, 2008 was $171,480 compared to $1,200,215 for the year ending March 31, 2007.  Cost of operations for existing operations for the year ending  March 31, 2007 was $295,093, a reduction of $123,613 from March 31, 2007 to March 31, 2008.  The reduction in cost of operations is a result of the reduction of  dial-up subscribers at the Futura subsidiary.

General and administrative expenses for the year ending March 31, 2008 were $1,290,701 compared to $2,028,031 for the year ending March 31, 2007.  General and administrative expenses for existing operations for the year ending March 31, 2007 were $1,577,253, a reduction of $546,552.  The largest components of general and administrative for the year ending March 31, 2008, were corporate and operations compensation of $361,626, a $245,813 reduction from March 31, 2007, and consulting services of $602,431, a reduction of $64,983 from March 31, 2007. There were reductions in professional services of $68,911 and reductions of $60,540 in occupancy and other operating expenses.   These reductions were offset by an expense of $171,695 for bad debt associated with a settled receivable

There was a loss on settlement of a contract for the year ending March 31, 2007 in the amount of $553,643.  We have been unable to come to mutually acceptable terms to cure the default by the Company on the terms of the Purchase Agreement (“Agreement”) dated January 1, 2005 by and between IVI Communications, Inc. (“Buyer”), Internet Business Consulting, Inc. (“IBC”) and AppState.Net, LLC (“AppState”), jointly referred to as (“Sellers”).  Sellers have exercised the remedies for default as provided in the Agreement and confirmed that the Remedies, which were that foreclosure and repossession occurred December 31, 2006, are in effect.  Pursuant to those remedies, ownership of Sellers reverted to James Hollis, effective December 31, 2006.

Selling expenses for year ending March 31, 2008 were $1,142 compared to $14,671 for the year ending March 31, 2007.  Selling expenses for existing operations for March 31, 2007 were $5,508, a reduction of $4,366 from March 31, 2007 to March 31, 2008.  This is a result of the reduction of direct advertising costs.

Depreciation and amortization expense for the year ending March 31, 2008 was $204,678 compared to $186,026 for the year ending March 31, 2007.  Depreciation for existing operations for March 31, 2007 was $17,369, which was an increase of $11,203 from March 31, 2007 to March 31, 2008, and was the result of depreciation on new wireless equipment at the Futura subsidiary.  Amortization for existing operations for March 31, 2007 was $143,668, which was an increase of $32,438 from March 31, 2007 to March 31, 2008 and was amortization of the YA Global debentures.

Interest expense for the year ending March 31, 2008 was $172,231 compared to $604,600 for the year ending March 31, 2007.  Interest expense for existing operations for March 31, 2007 was $598,351, which was a reduction of $426,119 from March 31, 2007 to March 31, 2008.    This was the result of the reduction in debenture and notes payable principal balances.

Other income for the year ending March 31, 2008 was $35,026 compared to $1,035,742 for the year ending March 31, 2007.  Other income for existing operations for March 31, 2007 was $1,006,152, a reduction of $971,126 from March 31, 2007 to March 31, 2008.  For the year ending March 31, 2007 Other income was realized from a $986,524 litigation settlement.

Forgiveness of debt for the year ending March 31, 2008 was $215,730 compared to $1,657,853 for the year ending March 31, 2007, a reduction of $1,442,123.  This debt included notes, debentures and vendor payables that were discharged on advice of legal counsel.

The Company had a loss  on the revaluation of derivatives of $234,247 for the year ending March 31, 2008 compared to a gain of $390,794 for the year ending March 31, 2007.  This move from a gain to a loss is a result of the loss of value of the common stock of the company.

The company had impairment of goodwill in the amount of $600,000 for the year ending March 31, 2008.  . The Company recorded $674,934 in goodwill in its acquisition of Futura, Inc. on February 6, 2006.  There was a 38% reduction in revenue from March 31, 2007 to March 31, 2008, and the Company did not impair the goodwill at March 31, 2007 due to the fact that it was launching its fixed wireless system and anticipated increased revenue from that brand.  Due to a lack of funding, Futura could install only the first section of the system and there was no increase in revenue from the broadband services while at the same time the dialup services were decreasing.  The Company anticipates another 35%  reduction in revenue for the coming fiscal year based on current revenue figures and little possibility of funding to grow the broadband service.  There has been a 104% increase in the liabilities due to the capital lease for the equipment for the fixed wireless system and an increase in payables due to a reduction in dialup customers with no corresponding reduction in cost of services.  Based on these numbers, management has determined that the goodwill in its acquisition of Futura should be impaired $600,000.

The Company had miscellaneous other expenses of $123 for the year ending March 31, 2008 compared to $43,905 for the year ending March 31, 2007.

The Company had interest income of $0 for the year ending March 31, 2008 compared to $174 for the year ending March 31, 2007.

The Company had a net loss for the year ending March 31, 2008 of $2,107,373 compared to income of $313,283 for the year ending March 31, 2007.  The loss per share was ($0.01) and $0.00 in the fiscal years ended March 31,2008 and 2007 respectively.  The Company expects the trend of losses to continue through the next fiscal year.

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenues in accordance to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

Derivative Instruments

The Company has an outstanding convertible debt instrument that contains free-standing and embedded derivative features.  The Company accounts for these derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.  In accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability of fair value on the consolidated balance sheet.  Changes in the fair value of the derivatives are recorded at each reporting period and recorded in net gain(loss) on derivative, a separate component of the other income (expense).

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

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 155, Accounting for Certain Hybrid Financial Instruments.  FAS No. 155 replaces FAS No. 133 Accounting for Derivative Instruments and Hedging Activities, and FAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  FAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets” This statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The adoption of FAS 155 did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the independent registered public accounting firm's report of  Baggell, Josephs, Levine and Company, LLC, begin on page F-1, immediately after the signature page.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

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

There were no changes in the  business issuer’s internal controls over financial reporting identified in connection with the company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer’s fiscal year that has materially affected or is reasonably likely to materially affect the small business issuer’s internal control over financial reporting.

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their assessment of our internal controls as part of their audit for the year ended March 31, 2008, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal controls as of March 31, 2008:

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

Changes in internal controls

There were no changes in the small business issuer’s internal controls over financial reporting identified in connection with the company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer’s fiscal year that has materially affected or is reasonably likely to materially affect the small business issuer’s internal control over financial reporting

Item 9B.  Other Information

Changes in Control of Registrant

On June 17, 2008, Titan Global Holdings entered into separate stock purchase agreements with Mr. Charles J. Roodenburg Chief Executive Officer, President and Chairman of the Board of Directors of IVI Communications, Inc., Mr. Nyhl Henson and Mr. Robin Tjon.   Pursuant to these stock purchase  agreements, Titan Global Holdings acquired 4,000,000 shares of series A preferred stock of the Company, $.001 par value per share and 1,000,000 shares of series B preferred stock of the Company, $.001 par value per share, for a total purchase price of Thirty Dollars ($30.00).   As a result of these transactions, Titan Global Holdings owns 100% of the Series A Shares issued and outstanding and 100% of the Series B Shares issued and outstanding.   Furthermore as a result of these transactions and the voting preferences underlying the acquired Preferred Shares, as detailed below, the Purchaser owns 4,000,000 issued and outstanding voting shares underlying the Series A Shares and 51% of the vote required to approve any action of the Company under the Series B Shares, and may be deemed in control of the Company.

For a more detailed description of the Change of Control of Registrant please see the Company’s filing on Form  8-K filed with the SEC on June 23, 2008.

Change of Management

On June 17, 2008, Charles Roodenburg, resigned as an officer and a director the Company, effective immediately.  Mr. Roodenburg had served as the President and Chief Executive Officer of the Company as well as Chairman of the Board of Directors.

On June 17, 2008, the Company appointed Kurt Jensen to serve as the President and Secretary of the Company and David Marks and Bryan Chance to serve as directors of the Company.

For a more detailed description of the Change of Management please see the Company’s filing on Form
8-K filed with the SEC on June 23,2008.

Entry into a Material Definitive Agreement

On June 25, 2008  the Company entered into a Loan and Security Agreement by and between the Company and Titan Global Holdings, Inc., a Utah corporation, pursuant to which Titan Global Holdings will provide funds of up to One Hundred Thousand dollars ($100,000) from time to time upon the written request of the Company to Titan Global Holdings.  The lending of any such funds shall be in the sole discretion of Titan Global Holdings and shall be dependent among other thing on receipt of the following, all of which shall be to the satisfaction of Titan Global Holdings:  detailed use of proceeds, budget, timelines for application of proceeds and milestone requirements.

For a more detailed description of the Change of Management please see the Company’s filing on Form -K filed with the SEC on June 30, 2008.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

Name	Age	Position

Kurt Jensen	43	President and Chief Executive Officer

David Marks	40	Director
Bryan Chance	38	Director

On June 17, 2008, Charles Roodenburg, resigned as an officer and a director the Company, effective immediately.  Mr. Roodenburg had served as the President and Chief Executive Officer of the Company as well as Chairman of the Board of Directors.

On June 17, 2008, the Company appointed Kurt Jensen to serve as the President and Secretary of the Company and David Marks and Bryan Chance to serve as directors of the Terms of Directors.

The Director’s terms expire at the next annual shareholder’s meeting following their election ..

Business Experience of the Directors and Executive Officers

Kurt Jensen
Mr. Jensen currently serves as the Chief Executive Officer, Communications Division and as a director of Titan Global Holdings, Inc.  On April 10, 2006, Mr. Jensen was appointed to serve as Chief Executive Officer of Oblio Telecom, Inc.  As an early entrepreneur of the Internet boom, Mr. Jensen started and operated an Internet Service Provider, selling to and growing the successor through organic and acquisition into the second largest ISP in the upper Midwest.  Prior to joining Oblio Telecom, Mr. Jensen acted as an independent consultant to Crivello Group, LLC and played a critical role in the acquisition of Oblio Telecom by Titan Global Holdings.  Mr. Jensen holds a Bachelor of Arts degree from the University of Northern Iowa.

David M. Marks
Mr. Marks has been Chairman of Titan Global Holdings, Inc., a publicly traded diversified holding company, since May 2005.  He was also Titan’s Chairman from September 15, 2002 to May 13, 2003 and from May 2003 until May 2005, Mr. Marks remained as one of its Directors. Mr. Marks has been a member of the Board of Directors of Tech Laboratories, Inc. since February 22, 2007. Mr. Marks has been a director of Etotalsource, Inc. since March 2007.  He has been a director of IVI Communications, Inc. since June 2008.  In addition, from November 2004 until November 2006, Mr. Marks served as the Chairman of the Board of Directors of Osiris Corporation, a manufacturer and distributor of skid steer loaders and pneumatic and hydraulic components and systems. Mr. Marks has served as Trustee of Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 since 1994. Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 currently have an ownership or investment interest in commercial properties, private residences, natural resources, telecommunications, and technology companies, and other business and investment ventures. Mr. Marks has the responsibility in overseeing all investments by Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 with responsibilities beginning at acquisition and continuing through ownership. Mr. Marks generally acts in the capacity of officer or director for all of the operating companies that are vehicles for investments by the Trusts and is involved in strategic planning, and major decision-making. Mr. Marks is also a managing member of Farwell Equity Partners. Mr. Marks holds a BS in Economics from the University of Wisconsin.

Bryan Chance
Since August 18, 2006, Mr. Chance was appointed to serve as President and Chief Executive Officer of Titan Global Holdings, Inc.  From January 24, 2006 to August 18, 2006,  Mr. Chance has served as the Chief Financial Officer of Titan Global Holdings, Inc. Prior to joining Titan Global Holdings, Inc, Mr. Chance was the Chairman and Chief Executive Officer of Sigma Global Corporation and its predecessor company Sigma RX since its inception in 2002. Prior to founding Sigma RX, Mr. Chance served from 2000 to 2002 as Chief Financial Officer for Aslung Pharmaceutical, a privately held generic pharmaceutical manufacturing company specializing in inhalation medications for the respiratory marketplace. Mr. Chance has also held financial and mergers and acquisition leadership positions in companies such as Caresouth, Nursefinders, Home Health Corporation of America, the Baylor Healthcare System, Columbia/HCA and Price Waterhouse, LLP. Mr. Chance received his Bachelor’s degree from the University of Tennessee in 1992

Family Relationships

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

Item 11.  Executive Compensation

The following table sets forth the compensation paid by the Company to its Chief Executive Officer and Directors for services in all capacities to the Company.

SUMMARY COMPENSATION TABLE

(a)	(b)		( c)	(d)	(e)	(j)

Name and					Stock
principal			Salary	Bonus	Awards	Total
position	Year		($)	($)	($)	($)

Nyhl Henson-CEO/Chairman	3/31/2008	(1)	None	None	None	None
	3/31/2007	(2)	240,000	None	None	240,000

Charles Roodenburg-CFO/Director	3/31/2008	(3)	None	None	None	None
	3/31/2007	(4)	84,000	None	1,000	85,000

Bryan Chance- Director	3/31/2008	(5)	N/A	N/A	N/A	N/A

Kurt Jensen- President/Secretary	3/31/2008	(6)	N/A	N/A	N/A	N/A

David Marks-Director	3/31/2008	(7)	N/A	N/A	N/A	N/A

(1) On April 1, 2007, Nhyl Henson resigned as officer and a director of the Company.
(2) In fiscal 2007 Nyhl Henson received $50,070 cash salary and $189,930 accrued salary.
(3) On June 17, 2008, Charles Roodenburg resigned as an officer and a director the Company
(4) In fiscal 2007 Charles Roodenburg received $46,552 cash salary, $37,448 accrued salary and 1,000,000 shares of the Company's preferred series B stock valued at $1,000.
(5) On June 17, 2008, the Company appointed Bryan Chance to serve as director of the Company.
(6) On June 17, 2008, the Company appointed Kurt Jensen to serve as the President and Secretary of the Company.
(7) On June 17, 2008, the Company appointed David Marks to serve as director of the Company

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table identifies, as of June 27, 2008 the number and percentage of outstanding shares of Common Stock and Preferred Stock owned by (i) each person known to the Company who owns more than five percent of the outstanding Common Stock, (ii) each named executive officer and director, and (iii) and all executive officers and directors of the Company as a group.  Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock	Series A Preferred Stock Beneficially Owned	Percentage of Series A Preferred Stock	Series B Preferred Stock Beneficially Owned	Percentage of Series B Preferred Stock	Percentage of Total Vote Stock (1)

Titan Global Holdings, Inc. (3) 1700 Jay Ell Drive Suite 200 Richardson, TX 75081	0	0%	4,000,000	100%	1,000,000	100%	61.0%

IVI Shareholder Trust 555 H St. Suite H Eureka, CA 95501	25,770,514	23.26%	0	0%	0	0	23.26%

Big Apple Consulting USA, Inc. 280 Wekiva Springs Road Longwood, FL 32779	14,764,413	13.33%	0	0%	0	0%	13.33%

Kurt Jensen, President and Chief Executive Officer 1700 Jay Ell Drive Suite 200 Richardson, TX 75081	0	0%	0	0%	0	0%	0%

David M. Marks, Director 1700 Jay Ell Drive Suite 200 Richardson, TX 75081	0	0%	0	0%	0	0%	0%

Bryan Chance, Director 1700 Jay Ell Drive Suite 200 Richardson, TX 75081	0	0%	0	0%	0	0%	0%

TOTAL

(1) "Beneficial Ownership" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the Common Stock of an issuer.  The definition of beneficial ownership includes shares underlying options or warrants to purchase Common Stock, or other securities convertible into Common Stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days.  Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2) Based on 399,999,991 shares of Common Stock outstanding as of June 27, 2008.

(3) Titan Global Holdings, Inc. acquired these shares on June 17, 2008. For more information on that transaction and the rights and preferences of the Series A & Series B Preferred Stock please see the Form 8-K filed by IVI Communications, Inc. on June 23, 2008.

Item 13.  Certain Relationships and Related Transactions

There are no related transactions or relationships.

Item 14.  Principal Accountant Fees and Services

During the years ending March 31, 2008 and March 31, 2007, Bagell Josephs, Levine & Company, LLC billed the Company as follows:

	Audit/Review	Acquisition	Tax	Other
Year	Fees	Audits	Fees	Fees	Total

2008	$33,000	$0	$2,958	$0	$35,958

2007	$30,000	$0	$6,406	$25,816	$62,222

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Consolidated Financial Statements are listed on page F-1 of this Annual Report.
(2)	Financial Statement Schedules:

None

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

EXHIBIT NUMBER	TITLE OF EXHIBIT

2.10	Agreement and Plan of Reorganization(2)
2.20	Certificate of Amendment to Articles of Incorporation(2)
2.30	Certificate of Amendment to Articles of Incorporation increasing authorized shares of common stock (6)
2.40	Business Purchase Agreement Between IVI Communications, Inc., Internet Business Consulting, Inc.and AppState.Net, Llc.(9)
2.50	Purchase Agreement between IVI Communications, Inc. and Francis and Lois Allen (11)
2.60	Purchase Default Seller Exercising Remedies dated February 1, 2007 (18)
3.10	Articles of Incorporation(2)
3.20	Bylaws (2)
3.30	Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Nevada on March 20, 2006 (12)
3.40	Certificate of Designation, Powers, Preferences and Rights of Series B Preferred Stock, filed with the State of Nevada on March 12, 2007 (17)
4.10	2005 Employee Stock Compensation Plan (3)
4.20	Amended 2005 Employee Stock Compensation Plan (7)
4.30	Convertible Debenture dated March 27, 2006 (13)
4.40	Warrant CCP-001 dated March 27, 2006 (13)
4.50	Warrant CCP-002 dated March 27, 2006 (13)
9.00	Voting Trust Agreement(2)
10.10	Employment Agreement for Nyhl Henson dated May 1, 2001(2)
10.2 A & B	Sale Agreements for California ISPs(2)
10.30	Sale Agreement for Oregon ISPs (2)
10.40	Purchase Agreement for Quik Communications (2)
10.50	Sale Agreement for Colorado ISPs(2)
10.6 A B & C	Settlement Agreements with Quik Communications (1)
10.70	Stock Exchange Agreement IVIC and Broadspot World Wide Wireless (5)
10.80	Consulting Contract with Keith Jablon dated July 1, 2004 (6)
10.90	Consulting Contract with Big Apple Consulting USA, Inc. dated July 6, 2004 (6)
10.10	Advisory Agreement with Hunter Wise, LLC dated August 17, 2004
10.11	Agreement with The Research Works dated August 31, 2004
10.12	Stock Purchase Agreement between IVIC and Seaside Investments PLC dated August 16, 2004 (8)
10.13	Consulting Contract between IVIC and James Farinella dated August 15, 2005 (10)
10.14	Consulting Contract between IVIC and 729759 Alberta Ltd. dated September 19, 2005 (10)
10.15	Channel Partner Agreement between IVIC and TeleMedium Corporation dated October 11, 2005 (10)
10.18	Securities Purchase Agreement, dated March 27, 2006.(13)
10.19	Investor Registration Rights Agreement dated March 27, 2006 (13)
10.20	Pledge and Escrow Agreement (Issuer) dated March 27, 2006(13)
10.21	Pledge and Escrow Agreement (Insider) dated March 27, 2006 (13)
10.22	Pledge and Escrow Agreement (Insider) dated March 27, 2006(13)
10.23	Security Agreement dated March 27, 2006 (13)

10.24	Subsidiary Security Agreement dated March 27, 2006 (13)
10.25	Subsidiary Security Agreement dated March 27, 2006 (13)
10.26	Subsidiary Security Agreement dated March 27, 2006 (13)
10.27	Irrevocable Transfer Agent Instructions (13)
10.28	Pledge and Escrow Agreement Termination dated July 13, 2006 (15)
10.29	Consulting Contract between IVIC and Big Apple Consulting USA, Inc. (16)
10.30	Form of Stock Purchase Agreement entered into by and between Titan Global Holdings, Inc. and Charles Roodenburg (19)
10.31	Form of Stock Purchase Agreement entered into by and between Titan Global Holdings, Inc. and Nyhl Henson (19)
10.32	Form of Stock Purchase Agreement entered into by and between Titan Global Holdings, Inc. and Robin Tjon (19)
10.33	Form of Loan and Security Agreement entered into by and between IVI Communications, Inc. and Titan Global Holdings, Inc. (20)
14.00	Code of Ethics (2)
16.10	Malone & Bailey, PLLC letter on change in accountants(4)
21.00	Subsidiaries of IVI Communications, Inc. (14)
23.10	Consent of Sichenzia Ross Friedman Ference LLP (14)
23.20	Consent of Bagel, Josephs & Company, LLC (14)

(1)	Incorporated by reference to the exhibits filed in the Company’s Form 10QSB/A filed on March 8, 2004, File No 00032797
(2)	Incorporated by reference to the exhibits filed in the Company’s Form 10KSB/A filed on March 8, 2004, File No 000-32797
(3)	Incorporated by reference to the exhibits filed in the Company’s Form S-8 on June 29, 2004, File No 333-116954
(4)	Incorporated by reference to the exhibits filed in the Company’s Form 8-K filed on July 7, 2004, File No 000-32797
(5)	Incorporated by reference to the exhibits filed in the Company’s Form 10KSB filed on July 14, 2004, File No 000-32797
(6)	Incorporated by reference to the exhibits filed in the Company’s Form 10QSB filed on August 16, 2004, File No 000-32797
(7)	Incorporated by reference to the exhibits filed in the Company’s Form S-8 on November 11, 2004, File No 333-120231
(8)	Incorporated by reference to the exhibits filed in the Company’s Form 10QSB filed on November 15, 2004, File No 000-32797
(9)	Incorporated by reference to the exhibits filed in the Company’s Form 8-K filed on February 4, 2005,File No 000-32797
(10)	Incorporated by reference to the exhibits filed in the Company’s Form 10QSB filed on November 21, 2005, File No 000-32797
(11)	Incorporated by reference to the exhibits filed in the Company’s Form 8-K filed on February 21, 2006, File No 000-32797
(12)	Incorporated by reference to the exhibits filed in the Company’s Form 8-K filed on March 24, 2006, File No 000-32797
(13)	Incorporated by reference to the exhibits filed in the Company’s Form 8-K filed on March 31, 2006, File No 000-32797
(14)	Incorporated by reference to the exhibits filed in the Company’s Form SB-2 filed on April 19, 2006, file No. 333-133409
(15)	Incorporated by reference to the exhibits filed in the Company’s Form SB-2 filed on July 25, 2006, 2006, file No. 333-133409
(16)	Incorporated by reference to the exhibits filed in the Company’s Form 8-K filed on September 15, 2006, File No 000-32797
(17)	Incorporated by reference to the exhibits filed in the Company’s Form 8-K filed on March 14, 2007, File No 000-32797
(18)	Incorporated by reference to the exhibits filed in the Company’s Form 8-K filed on May 31, 2007, File No 000-32797
(19)	Incorporated by reference to the exhibits filed in the Company’s Form 8-K filed on June 23, 2008, File No 000-32797
(20)	Incorporated by reference to the exhibits filed in the Company’s Form 8-K filed on June 30, 2008, File No 000-32797

SIGNATURES

 Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2008	By:	/s/ Kurt Jensen
Kurt Jensen Chief Executive Officer and Interim Principal Accounting Officer and Interim Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

SIGNATURE	TITLE	DATE

/s/ Kurt Jensen Kurt Jensen	President, Chief Executive Officer and Interim Principal Accounting Officer and Interim Principal Financial Officer	July 30, 2008

/s/ David Marks David Marks	Director	July 30, 2008

/s/ Bryan Chance Bryan Chance	Director	July 30, 2008

INDEX

Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of March 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the Years Ended March 31, 2008 and 2007	F-4

Consolidated Statement of Changes in Stockholders’ Deficit for the Years Ended March 31, 2008 and 2007	F-5

Consolidated Statements of Cash Flow for the Years Ended March 31, 2008 and 2007	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-31

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
406 Lippincott Drive, Suite J
Marlton, New Jersey 08053
(856) 346-2828   Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
IVI Communications, Inc

We have audited the accompanying consolidated balance sheets of IVI Communications, Inc., (the “Company”) as of March 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ deficit and cash flows for the each of the years in the two-year period ended March 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IVI Communications, Inc., as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the each of the years in the two-year period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has sustained recurring net operating losses for the year ended March 31, 2008 and has substantial accumulated deficit. Unless the Company is successful in generating new sources of revenue, or obtaining debt or equity financing, or restructuring its business, the Company will deplete its working capital during 2008.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, New Jersey

July 28, 2008

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31,

ASSETS
	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$3,019	$4,827
Accounts receivable	32,877	246,210
Other current assets	6,207	6,449
Total current asset	42,103	257,486

Fixed assets, net of $46,830 and 19,147 accumulated depreciation	45,452	20,741

OTHER ASSETS
Goodwill, net of impairment	74,934	674,934

TOTAL ASSETS	$162,489	$953,161

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current portion of notes payable	$23,259	$186,489
Current portion of obligations under capital lease	16,628	-
Accounts payable and accrued liabilities	2,487,680	1,798,145
Litigation settlement	-	448,675
Deferred revenue	1,679	2,522
Liability for stock payable	398,949	138,949
Derivative liability	379,807	164,077
Convertible debentures, net of discount $136,109 and 312,215	514,628	445,285
Total current liabilities	3,822,629	3,184,142

LONG-TERM LIABILITIES
Obligations under capital lease, net of current portion	18,079	-

TOTAL LIABILITIES	3,840,708	3,184,142

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 5,000,000 shares authorized;
4,000,000 issued and outstanding series A	4,000	4,000
1,000,000 issued and outstanding series B	1,000	1,000
Common stock, $.001 par value; 400,000,000 shares authorized;
253,885,261 and 110,788,677 issued and outstanding	253,884	110,787
Prepaid consulting fees	-	(333,331)
Additional paid-in capital	23,308,882	25,699,488
Additional paid-in capital - warrants	192,755	192,755
Stock receivable	-	(2,574,312)
Accumulated deficit	(27,438,741)	(25,331,368)
Total stockholders' deficit	(3,678,219)	(2,230,981)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$162,489	$953,161

See Accompanying Notes to Financial Statements

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEARS ENDING MARCH 31,

	2008	2007

OPERATING REVENUE	$316,474	$1,859,811

COST OF OPERATIONS	171,480	1,200,215

GROSS PROFIT	144,994	659,596

OPERATING EXPENSES
Selling	1,142	14,671
General and administrative	1,290,701	2,028,031
Loss on settlement of contract	-	553,643
Depreciation / Amortization	204,678	186,026

Total operating expenses	1,496,521	2,782,371

OPERATING LOSS	(1,351,527)	(2,122,775)

OTHER INCOME (EXPENSES)
Other income	35,026	1,035,742
Forgiveness of debt	215,730	1,657,853
Gain (Loss) on Revaluation of Derivatives	(234,247)	390,794
Impairment of goodwill	(600,000)	-
Other expense	(123)	(43,905)
Interest expense	(172,231)	(604,600)
Interest income	-	174
Total other income (expense)	(755,846)	2,436,058

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,107,373)	313,283
Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(2,107,373)	$313,283

BASIC INCOME ( LOSS) PER SHARE	$(0.01)	$0.00
DILUATED INCOME (LOSS) PER SHARE	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	144,747,328	82,157,193
DILUTED	144,747,328	220,334,488

See Accompanying Notes to Financial Statements

IVI COMMUNICATIONS, INC. AND SUBSIDIAIRES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

					Prepaid	Additional	Additional Paid-in		Shares issued
	Preferred Stock		Common Stock		Consulting	Paid-in	Capital -	Subscription	and held as	Accumulated
	Shares	Amount	Shares	Amount	Fees	Capital	warrants	Receivable	Collateral	Deficits	Total
Balance, March 31, 2006	4,000,000	$4,000	77,985,587	$77,986	$-	$27,334,017	$154,255	$-	$(3,000,000)	$(25,644,651)	$(1,074,393)
Issuance of shares for services	1,000,000	1,000	19,774,330	19,774	(333,331)	986,225	-	-	-	-	673,668
Derivative created in excess of debt
Discount on convertible debenture		-	-	-	-	(27,671)	-	-	-	-	(27,671)
Issuance of shares for conversion of debentures	-	-	13,038,639	13,037	-	184,167	-	-	-	-	197,204
Issuance of shares for convertible note	-	-	8,710,121	8,710	-	245,580	-	-	-	-	254,290
Warrants exercised	-	-	3,500,000	3,500	-		38,500	-	-	-	42,000
Issuance of shares for debt settlement	-	-	280,000	280	-	10,920	-	-	-	-	11,200
Issuance of shares for completion of acquisition	-	-	2,500,000	2,500	-	21,250	-	-	-	-	23,750
Cancel shares issued as collateral	-	-	(15,000,000)	(15,000)	-	(2,985,000)	-	-	3,000,000	-	-
Issuance costs associated with equity financing	-	-	-	-	-	(70,000)	-	-	-	-	(70,000)
Stock receivable from default on acquisition	-	-	-	-	-	-	-	(2,574,312)	-	-	(2,574,312)
Net income for the year	-	-	-	-	-	-	-	-	-	313,283	313,283
Balance, March 31, 2007	5,000,000	$5,000	110,788,678	$110,787	$(333,331)	$25,699,488	$192,755	$(2,574,312)	$-	$(25,331,368)	$(2,230,981)

Issuance of shares for services			2,000,000	2,000		7,100					9,100
Issuance of shares for conversion of debentures			53,868,519	53,869		104,356					158,225
Issuance of shares for convertible note			80,180,019	80,180		19,190					99,370
Issuance of shares for debt settlement			9,622,358	9,622		50,487					60,109
Stock returned from default on acquisition			(2,574,313)	(2,574)		(2,571,739)		2,574,312			0
Fully amortized prepaid consulting fees					333,331						333,331
Net loss for the year										(2,107,373)	(2,107,373)
Balance, March 31, 2008	5,000,000	$5,000	253,883,261	$253,884	$-	$23,308,882	$192,755	$-	$-	$(27,438,741)	$(3,678,219)

See Accompanying Notes to Financial Statements

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED MARCH 31,

	2008	2007

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$(2,107,373)	$313,283
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	28,572	42,360
Amortization of debt discount	176,106	143,668
Impairment of goodwill	600,000	-
(Gain) on forgiveness of debt	(215,728)	(1,657,853)
Amortization of prepaid consulting fees	333,331	-
Loss on settlement of contract	-	553,645
Loss (gain) on revaluation of derivatives	215,729	(390,794)
(Gain) on contingent liability settlement	(1,750)	(987,169)
(Gain) on conversion of debt	(9,290)	(19,514)
(Gain) on conversion of notes	(2,808)	-
Net beneficial interest on debt conversions	73,017	-
Stock issued for services and compensation	9,100	673,668
Allowance for doubtful accounts	171,456	35,705

Changes in assets and liabilities
Decrease in accounts receivable, net	39,867	17,890
Decrease in inventory	-	50,090
(Increase) decrease in prepaid expenses	242	(1,512)
Increase (decrease) in accounts payable and accrued liabilities	894,311	997,173
Increase (decrease) in accounts payable and accrued liabilities	260,000	-
Decrease in acquisition contracts	-	(270,000)
Decrease in litigation settlement	(448,675)	-
Decrease in deferred revenue	(843)	(6,969)
Total adjustments	2,122,637	(819,612)

Net cash provided by (used in) operating activities	15,264	(506,329)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(3,619)	(34,181)
Proceeds from sale of fixed assets	1,840	0
Net cash (used in) investing activities	(1,779)	(34,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance costs for equity financing	-	(70,000)
Proceeds from stock to be issued	-	138,949
Proceeds from derivative liability	-	55,000
(Payments) on derivative liability	-	(39,312)
Cash paid on settlement of contract	-	(261,357)
Proceeds from exercise of warrants	-	42,000
Proceeds from convertible debentures	-	475,000
Payments on litigation settlement	-	(1,325)
Payments on installment note payable	-	(1,116)
Payments on notes payable	-	-
Payments on capital lease obligations	(15,293)	24,724
Payments on officer loans	-	(50,770)
Net cash provided by (used in) financing activities	(15,293)	311,793

NET DECREASE IN
CASH AND CASH EQUIVALENTS	(1,808)	(228,717)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	4,827	233,544

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,019	$4,827

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$1,403
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Common stock issued for prepaid consulting fees, classified as equity		$987,500
Common stock issued for debt settlements and payables	$31,859	$486,444
Common stock issued for services and compensation	$9,100	$179,916
Common stock receivable for settlement of contract	$-	$2,574,312
Cancellation of shares	$2,574,312	$3,000,000
Accounts payable converted to note payable	$-	$283,398
Note payable converted to litigation settlement	$-	$450,000
Embedded derivatives on convertible debt and notes payable	$215,729	$283,554
Fixed assets acquired for debt	$50,615	$-

See Accompanying Notes to Financial Statements

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

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

Effective December 31, 2006, the Company defaulted on this acquisition contract.
See Note 10-  Contract Settlement.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 1-    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On February 6, 2006, the Company completed the purchase of Futura, Inc.  The Company issued 2,813,300 shares with a fair market value of $550,000, plus $150,000 cash, of which $75,000 was paid at close and the balance was paid in three increments of  $25,000, due on June 1, September 1, and December 1, 2006.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2008 and 2007.

The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.  At March 31, 2008 and 2007, the Company had no funds in excess of the insured limit.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses are included in general and administrative expenses in the consolidated statements of operations for the years ended March 31, 2008 and 2007.  Advertising costs for the years ended March 31, 2008 and 2007 were $1,142 and $14,671 respectively.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

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

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company had no allowance for doubtful accounts at March 31, 2008 and 2007.

Earnings (Loss) Per Share of Common Stock3

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

The following is a reconciliation of the computation for basic and diluted EPS as of March 31;

	2008	2007

Net income (loss)	$(2,107,373)	$313,283

Weighted average common shares Outstanding (Basic)	144,747,328	82,157,193

Weighted average common stock Equivalents: Warrants	-0-	138,177,295

Weighted average common shares Outstanding (Diluted)	144,747,328	220,334,488

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Earnings (Loss) Per Share of Common Stock (Continued)

Warrants outstanding to purchase stock were not included in the computation of diluted EPS for March 31, 2008 because inclusion would have been anti-dilutive.  However, warrants that would have been available at March 31, 2008 were 1,540,303,457.

Goodwill and Other Intangible Assets
In June 2001, the FASB issued Statement No. 142 “Goodwill and Other   Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company recorded $674,934 in goodwill in its acquisition of Futura, Inc. on February 6, 2006.  There was a 38% reduction in revenue from March 31, 2007 to March 31, 2008, and the Company did not impair the goodwill at March 31, 2007 due to the fact that it was launching its fixed wireless system and anticipated increased revenue from that brand.  Due to a lack of funding, Futura could install only the first section of the system and there was no increase in revenue from the broadband services while at the same time the dialup services were decreasing.  The Company anticipates another 35%  reduction in revenue for the coming fiscal year based on current revenue figures and little possibility of funding to grow the broadband service.  There has been a 104% increase in the liabilities due to the capital lease for the equipment for the fixed wireless system and an increase in payables due to a reduction in dialup customers with no corresponding reduction in cost of services.  Based on these numbers, management has determined that the goodwill in its acquisition of Futura should be impaired $600,000.

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations.  Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123”.The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method.  Under the intrinsic-value method

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Stock-Based Compensation (Continued)

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

Derivative Instruments
The Company has an outstanding convertible debt instrument that contains an embedded derivative.  The Company accounts for this derivative in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  In accordance with the provisions of FAS No. 133 and EITF Issue No. 00-19, the embedded derivative is required to be bifurcated from the debt instrument and recorded as a liability at fair value on the consolidated balance sheet.  The Company also has notes payable with conversion features that qualify as derivative instruments.  Changes in the fair value of the derivatives are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense).  As of March 31, 2008 and 2007, the fair value of the derivatives was $379,807 and $164,077, respectively.

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED)

Recent Accounting Pronouncements (continued)

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED)

Recent Accounting Pronouncements (continued)

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

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 155, Accounting for Certain Hybrid Financial Instruments.  FAS No. 155 replaces FAS No. 133 Accounting for Derivative Instruments and Hedging Activities, and FAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  FAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The adoption of FAS 155 did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED)

Recent Accounting Pronouncements (continued)

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

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair market value because of the short maturity of these instruments.

Reclassification

Certain amounts included in the prior year’s financial statements for the year-ended March 31, 2007 have been reclassified to conform to the current year’s representation.  These reclassifications had no effect on the reported total assets, liabilities, accumulated deficit or net income.

NOTE 3-    EQUIPMENT

Equipment as of March 31, 2008 and 2007 was as follows:

	Estimated Useful
	Lives (Years)
		2008	2007
Equipment	3-5	$92,282	$39,888

Less accumulated depreciation		(46,830)	(19,147)

Equipment, net		$45,452	$20,741

Depreciation expense was $28,572 and $42,360 for the years ended March 31, 2008 and 2007, respectively.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 4-    INSTALLMENT DEBT

Installment debt consists of approximately 11 notes for various pieces of equipment. The Company has not reflected the asset value on the books because the assets are considered to have no value remaining. These assets are however collateral for the debt. The Company has reflected these balances in the consolidated balance sheets as accounts payable and accrued liabilities. All amounts are overdue.

NOTE 5-    OBLIGATION UNDER CAPITAL LEASE

Capital leases consist of one subsidiary equipment lease, which is reflected in fixed assets.  The minimum lease payments due on the lease total $37,824, which includes interest of $3,117.  The liability is $34,707 at March 31, 2008, of which $16,628 is current and $18,079 is due through fiscal 2010.

FUTURE PAYMENTS:		Principal	Interest	Total
4/1/2008	3/31/2009	16,628	2,284	18,912
4/1/2009	3/31/2010	18,079	833	18,912
		34,707	3,117	37,824

NOTE 6-    NOTES PAYABLE

Notes Payable

The Company borrowed a total of  $1,077,955 from 22 different individuals from 1999 through 2001, at interest rates ranging from 7-12%, with no collateral and payment terms of 2 or 3 years. As of March 31, 2008 and 2007, all amounts unpaid are overdue.

As of March 31, 2008 and 2007, the notes payable balance is $23,259 and $186,489, and the accrued interest on those notes as of March 31, 2008 and 2007 is $5,479 and $92,599 respectively. These amounts are reflected as current portion of notes payable and current liabilities in the consolidated balance sheet at March 31, 2008 and 2007 respectively.

The following transactions occurred for the year ended March 31, 2008:

During the year ended March 31, 2008, $82,607 in principal and $95,634 in accrued interest was written-off due to state jurisdiction time bar.

In November 2005 a note was issued to Nyhl Henson for $80,623 for compensation.  The note carried no interest and was due November 30, 2006 and was convertible at the average closing price during the 10 preceding trading days.  During the year ending March 31, 2008, the note was converted at a weighted average price of $.001, for a total of 80,180,019 shares of common stock.  A beneficial interest charge of $21,555 was recorded.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 6-    NOTES PAYABLE (CONTINUED)

In May 2006 the Company borrowed $5,000 on a one-year note due May 22, 2007.  This note carries no interest.  At March 31, 2008 the note remains unpaid.

In December 2006 the Company borrowed $4,000 on a one-year note due December 22, 2007.  This note carries no interest.  At March 31, 2008 the note remains unpaid.

NOTE 7-    CONVERTIBLE DEBENTURES

The Company sold a security for $25,000 to one entity in January 2005. This debenture, which was for services rendered, accrues interest at 10% per annum and was due January 31, 2006. The conversion price is $.10 per common share. No conversion or repayment of the debenture has occurred as of March 31, 2008.

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

On March 27, 2006, the Company entered into a securities purchase agreement with YA Global providing for the sale by the Company to Cornell of our 12% secured convertible debentures in the aggregate principal amount of $600,000 of which $200,000 was advanced immediately. The second installment of $200,000 was advanced on April 18, 2006. The last installment of $200,000 was advanced August 14, 2006, two (2) business days after the registration statement was declared effective.

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 7-    CONVERTIBLE DEBENTURES (CONTINUED)

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

Beneficial interest of $25,072 was recognized on the conversions in the year ending March 31, 2007.

On February 22, 2007, Cornell exercised 3,500,000 warrants at a price of $.0085 for $29,750.  Beneficial interest of $12,250 was recognized.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 7-    CONVERTIBLE DEBENTURES (CONTINUED)

During the year ended March 31, 2008, the debenture holder converted $58,763 of principal for 41,868,519 shares of common stock at a weighted average price of $.0014.  A beneficial interest charge of $27,462 was recorded on the conversions.

Derivative Liability

The Company sold a security for $12,500 to one entity in September 2006.  This debenture carries no interest and has a conversion rate of 50% discount to market of the ten-day average closing bid price.  This has been recorded as a derivative liability.  No conversion or repayment of the debenture has occurred as of March 31, 2008.  The value at March 31, 2008 is $126.

The Company sold a security for $12,500 to one entity in October 2006.  This debenture carries no interest and has a conversion rate of 50% discount to market of the ten-day average closing bid price.  This has been recorded as a derivative liability.  No conversion or repayment of the debenture has occurred as of March 31, 2008.  The value at March 31, 2008 is $126.

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

In January 2007 the Company borrowed $3,243 from Charles Roodenburg, President, on a one-year note due January 19, 2008.  This note carries no interest and is convertible at the previous 10-day closing price.  No conversion or repayment of the debenture has occurred as of March 31, 2008.  The value at March 31, 2008 is $2,478.

In January 2007 the Company borrowed $6,756 from Nyhl Henson, the former President, on a one-year note due January 19, 2008.   This note carries no interest and is convertible at the previous 10-day closing price.  No conversion or repayment of the debenture has occurred as of March 31, 2008.

In February 2007 the Company borrowed $45,000 from Nyhl Henson, former President, on two notes due on demand.  The note carries no interest and is convertible at the previous 10-day closing price.  No conversion or repayment of the debenture has occurred as of March 31, 2008.  The value for both instruments at March 31, 2008 is $39,549.

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, the

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 7-    CONVERTIBLE DEBENTURES (CONTINUED)

Derivative Liability (Continued)

conversion feature associated with the $600,000 convertible debenture represents an embedded derivative. The Company recognized the embedded derivative in the amount of $593,988 as a liability in the accompanying consolidated balance sheet and it is now measured it at its estimated fair value of $379,807. The estimated  fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

Fair market value of stock	$0.0004
Exercise price	$0.00036
Dividend yield	0.00%
Risk free interest rate	3.45%
Expected volatility	235.02%
Expected life	4.0 Years

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

As of March 31, 2006, the fixed freestanding warrants issued in connection with the $600,000 convertible debenture has been valued at $192,755 based on a Black-Scholes pricing model using the following assumptions:

 IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 7-    CONVERTIBLE DEBENTURES (CONTINUED)

Derivative Liability (Continued)

Fair market value of stock	$0.20
Exercise price	$0.30 and $0.40
Dividend yield	0.00%
Risk free interest rate	4.00%
Expected volatility	235.02%
Expected life	5.0 Years

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

On May 3, 2007 the Company issued stock at a price of $.0051.  This increased the number of warrants from 137,676,471 to 229,460,784 at $.0051 exercise price.3

On August 30, 2007 the Company issued stock at a price of $.0031.  This increased the number of warrants from 229,460,784 to 337,500,000 at $.0031 exercise price.

On December 3, 2007 the Company issued stock at a price of $.0019.  This increased the number of warrants from 337,500,000 to 615,921,053 at $.0019

On February 27, 2008 the Company issued stock at a price of $.00076.  This increased the number of warrants from 615,921,053 to 1,539,802,632 at $.00076

The allocation of the proceeds of the convertible debenture to the warrants and the recognition of the embedded derivative resulted in discounts to the convertible debenture at March 31, 2008 and March 31, 2007 of $136,109 and $312,215, respectively. The discount on debt of $200,000 is being amortized to interest through March 31, 2009 using the effective interest method.

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with Cornell providing for the registration of the

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 7-    CONVERTIBLE DEBENTURES (CONTINUED)

Derivative Liability (Continued)

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

On August 14, 2006, the registration statement for 22,500,000 shares of common stock for YA Global was declared effective.  The Company was liable for liquidated damages up to 2% per month for failure to have an effective registration statement by July 25, 2006.  YA Global has verbally agreed to waive said damages.

The Company’s obligations under the purchase agreement are secured by substantially all of its assets and the assets of its subsidiaries. As further security for its obligations thereunder, Nyhl Henson, former Chief Executive Officer, and Charles Roodenburg, former Chief Operating Officer, have granted a security interest in an aggregate of 925,000 shares of their common stock and 3,300,000 shares of their Series A Preferred Stock. The Company also granted a security interest in 15,000,000 shares of its stock, issued from treasury.

On July 14, 2006, the Company entered into an agreement with YA Global to cancel the security interest in the 15,000,000 shares. These shares were subsequently returned and cancelled.

NOTE 8-    STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, 4,000,000 Class A and 1,000,000 Class B; and 5,000,000 shares of preferred stock issued and outstanding as of March 31, 2008 and 2007.

For the year ended March 31, 2007, 1,000,000 shares of preferred Class B stock valued at $1,000 were issued as compensation and outstanding.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 8-    STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock

As of March 31, 2008 and 2007, the Company has 400,000,000 shares of common stock authorized, 253,885,261 and 110,788,677 issued and outstanding, respectively.

The following details the stock transactions for the year ended March 31, 2007

15,000,000 shares issued as collateral on the YA Global convertible debenture were returned to the Company.

In the quarter ended September 30, 2006, 14,764,413 shares were issued for prepaid consulting services valued at $780,000; and 495,430 shares were issued for Cornell debenture conversions (see Note 7 Convertible Debentures).

In the quarter ended December 31, 2006, 280,000 shares were issued for debt settlement valued at $28,000; 200,000 shares were issued for consulting services valued at $11,000; 1,000,000 shares were issued for prepaid consulting services valued at $50,000; 309,917 shares were issued for public relations services valued at $7,500; and 3,314,814 shares were issued for Cornell debenture conversions (see Note 7 Convertible Debentures).

In the quarter ended March 31, 2007, 3,500,000 shares were issued for prepaid consulting services valued at $157,500; 8,710,121 shares were issued to convert a note in the amount of $122,812; 2,500,000 shares were issued in exchange for the $25,000 final payment for the completion of the Futura, Inc. purchase; 3,500,000 shares were issued for the exercise of warrants by Cornell for $42,000; and 9,228,395 shares were issued for Cornell debenture conversions (see Note 7 Convertible Debentures).

The following details the stock transactions for the year ended March 31, 2008

In the quarter ended June 30, 2007, 3,814,510 shares were issued to convert accrued payroll valued at $19,454, 5,807,848 shares were issued to convert a contingent liability valued at $42,405, and 9,768,519 shares were issued to convert $48,500 of Cornell debentures.  $5,625 in beneficial interest was recorded on these transactions.

In the quarter ended September 30, 2007, 2,574,312 shares of stock receivable were returned to the company and cancelled, 2,000,000 shares were issued for services valued at $9,100, and 12,000,000 shares valued at $48,000 were issued for conversion on a convertible note.  $24,000 in beneficial interest was recorded on these transactions.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 8-    STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

In the quarter ended December 31, 2007,  12,052,815 shares were issued to convert $26,200 of a convertible note.  $7,850 in beneficial interest was recorded on these transactions.

In the quarter ended March 31, 2008, 68,127,204 shares valued at $54,423 were issued to convert a note, and 32,100,000 shares valued at $10,263 were issued on Cornell debenture conversions.  $35,541 in beneficial interest was recorded on these transactions.

Stock Options and Warrants

The Company has 1,540,303,457 and 138,177,295 stock warrants outstanding and vested as of March 31, 2008 and 2007.   In 2007 the 3,500,000 warrants issued in 2006 were adjusted to 141,176,470.  3,500,000 warrants were exercised and 26,880 warrants expired in 2007.

The Company has the following warrants exercisable for the purchase of its common stock:

		Year Ended
Exercise		March 31,
Price	Expiration Date	2008	2007

$5.00	June, 2010	250,000	250,000
$2.50	June, 2010	80,000	80,000
$5.00	July, 2010	50,000	50,000
$2.50	July, 2010	2,500	2,500
$2.50	August, 2010	18,325	18,325
$2.00	August, 2010	100,000	100,000
$0.0085	March, 2011		137,676,470
$0.00076	March, 2011	1,539,802,632

		1,540,303,457	138,177,295
	Weighted average exercise price	$0.002	$.022

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 9-    GOING CONCERN

As shown in the accompanying consolidated financial statements the Company has sustained net operating losses for the years ended March 31, 2008 and 2007, has sustained large accumulated deficits, and currently does not have the revenues to sustain its operations. In addition, the Company sold off its operations in Colorado, Oregon and California, and defaulted on the acquisition of Internet Business Consulting/AppState.net, LLC.  This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 10-         CONTRACT SETTLEMENT

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

Pursuant to those remedies, ownership of Sellers reverted to James Hollis, effective December 31, 2006.

Per the terms of the Agreement, Sellers returned 2,574,312 shares of IVI common stock.  The stock was returned and cancelled on July 6, 2007.

In addition, there has been no formal settlement agreement signed by all parties.

The loss on the settlement of the contract was $553,643.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 11   PROVISION FOR INCOME TAXES

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

At March 31, 2008 and 2007, deferred tax assets approximated the following:

	2008	2007
Deferred tax assets	$9,345,000	$8,264,000
Less: valuation allowance	(9,345,000)	(8,264,000)

Net deferred tax assets	$-0-	$-0-

At March 31, 2008 and 2007, the Company had accumulated deficits approximating $27,438,000 and $25,331,000, respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  On June 17, 2008, the Company became under control of others therefore some of the net operating losses may note be available (see Note 15).

NOTE 12   LITIGATION / ARBITRATION / OTHER INCOME

The Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. As of March 31, 2008, the Company has recognized the full liability for all amounts that are due.

On December 1, 2004, a judgment was entered against Internet Ventures, Inc., the predecessor Company, in favor of Catherine and Joe Santistevan in the amount of $1,367,500.  On September 30, 2006 a confidential Settlement Agreement and Release was entered by and among Joe and Catherine Santistevan (“Santistevans”) and IVI Communications, Inc., successor in interest defendant Internet Ventures, Inc., to set aside the default judgment entered against Internet Ventures, Inc. in the amount of $1,367,500 plus accrued interest.  Under the terms of the agreement IVI

 IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 12   LITIGATION / ARBITRATION / OTHER INCOME (CONTINUED)

Communications will pay the Santistevans a total four hundred and fifty thousand dollars ($450,000), to settle a claim of $1,367,500.  If IVI Communications, Inc. defaults on the agreement a judgment would be entered by stipulation in the amount of 1,367,500.  The balance on this settlement at March 31, 2008 and 2007 was $448,675.  The Company realized income for the year ended March 31, 2007 in the amount of $986,523.

The Company has six default judgments against it for a total amount of $146,504.  The amounts are recorded in other liabilities and contingencies.

On October 7, 2005, a Complaint for Damages was filed in Superior Court of the State of California, County of San Joaquin, Case No. CV027700, by Annette S. Paoletti as Successor Trustee of the Clare P. Evelyn B. McEnerney Family Trust.  No dollar amount was stated, but a note payable and accrued interest in the amount of $263,403 was recorded in notes payable and interest on notes payable.  On March 31, 2007 a confidential Settlement Agreement was reached between Paoletti and The Company.  Under the terms of the agreement IVI Communications will pay the Paolettis a total of $110,000. If IVI Communications, Inc. defaults on the agreement a judgment would be entered by stipulation in the amount of $143,000.  The Company realized income in the amount of $153,403 for the year ended March 31, 2007.

NOTE 13-         FORGIVENESS OF DEBT

On March 31, 2008,  on advice of legal counsel, which rendered an opinion citing California Statutes of Limitations on time barred debt, the Company realized income in the amount of $215,730 for the forgiveness of debt for notes and vendor payables.

NOTE 14-          CHANGE OF MANAGEMENT

Effective April 24, 2007 Nyhl Henson resigned his position as President and Chairman of the Board of Directors of IVI Communications, Inc, and Charles  Roodenburg was named as President and Chairman of the Board of Directors of IVI Communications, Inc. (See Note 15).

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
NOTE 15-     SUBSEQUENT EVENTS

From April 10, 2008 through April 25, 2008, 69,923,980 shares were issued on conversion of notes in the amount of $35,597.  Beneficial interest of $34,327 was recorded on these transactions.

From April 4, 2008 through May 2, 2008, 76,190,750 shares were issued on Cornell debenture conversions valued at $12,952.  Beneficial interest of $63,238 was recorded on these transactions.

Changes in Control of Registrant

On June 17, 2008, Titan Global Holdings (the “Purchaser”) entered into separate stock purchase agreements with Mr. Charles J. Roodenburg Chief Executive Officer, President and Chairman of the Board of Directors of IVI Communications, Inc. (the “Company”)(the “Roodenburg Agreement”), Mr. Nyhl Henson (the “Henson Agreement”) and Ms. Robin Tjon (the “Tjon Agreement”).  The Roodenburg Agreement, Henson Agreement and Tjon Agreement shall be referred to collectively as the “Agreements.”  Pursuant to the Agreements, the Purchaser acquired 4,000,000 shares of series A preferred stock of the Company, $.001 par value per share (the “Series A Shares”), and 1,000,000 shares of series B preferred stock of the Company, $.001 par value per share (the “Series B Shares” and together with the Series A Shares, the “Preferred Shares”) for a total purchase price of Thirty Dollars ($30.00).   As a result of these transactions, Purchaser owns 100% of the Series A Shares issued and outstanding and 100% of the Series B Shares issued and outstanding.   Furthermore as a result of these transactions and the voting preferences underlying the acquired Preferred Shares, as detailed below, the Purchaser owns 4,000,000 issued and outstanding voting shares underlying the Series A Shares and 51% of the vote required to approve any action of the Company under the Series B Shares, and may be deemed in control of the Company.

The Roodenburg Agreement

Under the Roodenburg Agreement, Purchaser acquired 900,000 Series A Shares and 1,000,000 Series B Shares for the purchase price of Ten Dollars ($10.00) paid to Mr. Roodenburg. Pursuant to the Roodenburg Agreement, Mr. Roodenburg, has appointed David Marks and Bryan Chance as members of the Company’s Board of Directors and appointed Kurt Jensen as President and Secretary of the Company.  Mr. Roodenburg has also resigned as an officer and as a director of the Company.  Additionally, Mr. Roodenburg has forgiven, released and

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 15-          SUBSEQUENT EVENTS (CONTINUED)

Changes in Control of Registrant (continued)

forever discharged any debt, monies owed or other obligation owed to him by the Company or any of its subsidiaries or affiliates.

The Henson Agreement

Under the Henson Agreement, Purchaser acquired 2,400,000 Series A Shares for the purchase price of Ten Dollars ($10.00) paid to Mr. Henson. Mr. Henson has also forgiven, released and forever discharged any debt, monies owed or other obligation owed to him by the Company or any of its subsidiaries or affiliates.3

The Tjon Agreement

Under the Tjon Agreement, Purchaser acquired 700,000 Series A Shares for the purchase price of Ten Dollars ($10.00) paid to Ms. Tjon. Ms. Tjon has also forgiven, released and forever discharged any debt, monies owed or other obligation owed to him by the Company or any of its subsidiaries or affiliates.

Series A Preferred Stock

The Series A Shares have a stated value of $0.05 and a liquidation preference over the Company's common stock and any other class or series of capital stock whose terms expressly provide that the holders of Series A Shares should receive preferential payment. Holders of Series A Shares are entitled to vote on all matters submitted to shareholders of the Company and are entitled to ten votes for each Series A Share owned. Holders of Series A Shares vote together with the holders of common stock on all matters and do not vote as a separate class. Beginning one year from the date of issuance of the Series A Shares, each Series A Share is convertible, at the option of the holder, into ten shares of the Company's common stock. However, holders cannot convert Series A Shares if the Company reports annual revenue of less than ten million (10,000,000) dollars. Notwithstanding the limitation on any conversions of the Series A Shares when the Company's annual revenue is less than ten million (10,000,000) dollars, if prior to one year from the date of issuance, there is a sale or other disposition of all or substantially all of the Company's assets, a transaction or series of related transactions in which more than 50% of the voting power of the Company is disposed of, or upon a consolidation, merger or other business combination where the Company

 IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 15-          SUBSEQUENT EVENTS (CONTINUED)

Changes in Control of Registrant (continued)

is not the survivor, then immediately prior to such event each holder of Series A Shares may convert any or all of such holder's Series A Shares into common stock as described above. The Certificate of Designation also provides that the holders of Series A Shares shall be entitled to any distribution by the Company of its assets, which would have been payable to the holders of the Series A Shares with respect to the shares of common stock issuable upon conversion had such holders been the holders of such shares of common stock on the record date for the determination of shareholders entitled to such distribution.

Series B Preferred Stock

The Series B Shares have a deemed purchase price of one cent ($0.01) per share and a liquidation preference over the Company's common stock and any other class or series of capital stock whose terms expressly provide that the holders of Series B Shares should receive preferential payment.

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the Holders of Series B Shares shall be entitled to receive, immediately after any distributions to senior securities required by the Company's Certificate of Incorporation or any certificate of designation, and prior in preference to any distribution to junior securities but in parity with any distribution to parity securities, an amount per share equal to $.10 per share. If upon the occurrence of such event, and after payment in full of the preferential amounts with respect to the senior securities, the assets and funds available to be distributed among the holders of the Series B Shares and parity securities shall be insufficient to permit the payment to such holders of the full preferential amounts due to the holders of the Series B Shares and the parity securities, respectively, then the entire assets and funds of the Company legally available for distribution shall be distributed among the holders of the Series B Shares and the parity securities, pro rata, based on the respective liquidation amounts to which each such series of stock is entitled by the Company's Certificate of Incorporation and any certificate(s) of designation relating thereto.

The record holders of the Series B Shares shall have the right to vote on any matter with holders of common stock voting together as one (1) class. The record holders of the 1,000,000 Series B Shares shall have that number of votes (identical in every other respect to the voting rights of the holders of common stock entitled to vote at any regular or special meeting

 IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 15-          SUBSEQUENT EVENTS (CONTINUED)

Changes in Control of Registrant (continued)

of the shareholders) equal to that number of common shares which is not less than 51% of the vote required to approve any action, which Nevada law provides may or must be approved by vote or consent of the holder of common shares or the holders of other securities entitled to vote, if any.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

On June 17, 2008, Charles Roodenburg, in accordance with the Roodenburg Agreement, resigned as an officer and a director the Company, effective immediately.  Mr. Roodenburg had served as the President and Chief Executive Officer of the Company as well as Chairman of the Board of Directors.

On June 17, 2008, the Company appointed Kurt Jensen to serve as the President and Secretary of the Company and David Marks and Bryan Chance to serve as directors of the Company.