Form 10-Q
period 2008-06-30
IVI COMMUNICATIONS INC
filed 2008-08-19
CIK 1140878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-32797
(Commission file number)

IVI COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0965560
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1818 N. Farwell Ave
Milwaukee, WI 53202
(Address of principal executive offices)

(414) 727-2699
 (Issuer's telephone number)

N/A
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by a check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X ]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [   ]   No   [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 24, 2008

399,999,991 shares of common stock, par value $.001
4,000,000 shares of preferred class A stock, par value $.001
1,000,000 shares of preferred class B stock, par value $.001

Indicate by a check mark whether the registrant is (check one):
an accelerated filer [ ]	a non accelerated filer [ ]	or a smaller reporting company [X]

IVI COMMUNICATIONS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	March 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,241	$3,019
Accounts receivable	24,387	32,877
Other current assets	3,310	6,207
Total current asset	31,938	42,103

Fixed assets, net of $50,299 and 46,830 accumulated depreciation	41,983	45,452

OTHER ASSETS
Goodwill, net of impairment	74,934	74,934

TOTAL ASSETS	$148,855	$162,489

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Notes payable	$23,259	$23,259
Current portion of obligations under capital lease	16,979	16,628
Accounts payable and accrued liabilities	1,850,265	2,487,680
Deferred revenue	1,183	1,679
Liability for stock payable	398,949	398,949
Derivative liability	335,419	379,807
Convertible debentures, net of discount	535,008	514,628
Total current liabilities	3,161,062	3,822,630

LONG-TERM LIABILITIES
Obligations under capital lease, net of current portion	13,700	18,079

TOTAL LIABILITIES	3,174,762	3,840,709

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 5,000,000 shares authorized;
4,000,000 issued and outstanding series A	4,000	4,000
1,000,000 issued and outstanding series B	1,000	1,000
Common stock, $.001 par value; 400,000,000 shares authorized;
399,999,991 and 253,885,261 issued and outstanding	400,000	253,884
Additional paid-in capital	23,328,287	23,308,882
Additional paid-in capital – warrants	192,755	192,755
Accumulated deficit	(26,951,949)	(27,438,741)
Total stockholders' deficit	(3,025,907)	(3,678,220)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$148,855	$162,489

See Accompanying Notes to Condensed Consolidated Financial Statements

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDING JUNE 30,

	2008	2007

OPERATING REVENUE	$44,743	$91,473

COST OF OPERATIONS	17,763	63,568

GROSS PROFIT	26,980	27,905

OPERATING EXPENSES
Selling	200	55,363
General and administrative	31,892	414,927
Depreciation / Amortization	36,802	79,372

Total operating expenses	68,894	549,662

OPERATING LOSS	(41,914)	(521,757)

OTHER INCOME (EXPENSES)
Other income	-	9,631
Forgiveness of debt	602,019	-
Gain (Loss) on Revaluation of Derivatives	44,388	(86,378)
Other expense	(153)	(85)
Beneficial interest in debt conversion	(97,566)	(200,625)
Interest expense	(19,982)	(28,996)
Total other income (expense)	528,706	(306,453)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	486,792	(828,210)
Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$486,792	$(828,210)

BASIC INCOME (LOSS )PER SHARE	$0.00	$(0.01)
DILUTED INCOME (LOSS) PER SHARE	0.00	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	371,332,604	121,129,769
DILUTED	1,435,258,382	-

See Accompanying Notes to Condensed Consolidated Financial Statements

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30,

	2008	2007

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$486,792	$(828,210)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,469	6,047
Amortization of debt discount	33,333	73,325
Amortization of prepaid consulting fees	-	246,876
(Gain) Loss on debt forgiveness income	(602,019)	-
(Gain) Loss on revaluation of derivatives	(44,388)	86,378
Net beneficial interest on debt conversions	97,566	198,881
Allowance for doubtful accounts	-	55,021

Changes in assets and liabilities
Decrease in accounts receivable, net	8,490	13,235
(Increase) decrease in other current assets	2,897	(66)
Increase in accounts payable and accrued liabilities	19,606	152,402
Increase (decrease) in deferred revenue	(496)	1,333
Total adjustments	(481,542)	833,432

Net cash provided by operating activities	5,250	5,222

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	-	(2,970)
Net cash (used in) investing activities	-	(2,970)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(4,028)	(3,704)
Net cash (used in) financing activities	(4,028)	(3,704)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	1,222	(1,452)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	3,019	4,827

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,241	$3,375

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$1,024
Income taxes	$-	$150

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Common stock issued for prepaid consulting fees, classified as equity	$-	$114,234
Common stock issued for debt settlements and payables	$48,550	$58,512
Debt incurred for stock to be issued	$-	$195,000
Additional paid in capital reclassified to warrant liability	$-	$211,272
Additional paid in capital – debt forgiveness from officer	$19,405	-
Fixed assets acquired for debt	$-	$51,264

See Accompanying Notes to Condensed Consolidated Financial Statements

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008 AND 2007

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

The Company was formed in California in September 1995 to acquire traditional local and regional Internet access Service Providers (ISP’s) in the Western States to achieve economies of operation and accelerated growth through centralized management.  Our business plan is to acquire Positive Cash Flow ISP's and other telecommunications businesses for Recurring Revenue.

On June 17, 2008, Titan Global Holdings (the “Purchaser”) entered into separate stock purchase agreements with Mr. Charles J. Roodenburg Chief Executive Officer, President and Chairman of the Board of Directors of IVI Communications, Inc. (the “Company”)(the “Roodenburg Agreement”), Mr. Nyhl Henson (the “Henson Agreement”) and Ms. Robin Tjon (the “Tjon Agreement”).    As a result of these transactions and the voting preferences underlying the acquired Preferred Shares, the Purchaser owns 4,000,000 issued and outstanding voting shares underlying the Series A Shares and 51% of the vote required to approve any action of the Company under the Series B Shares, and may be deemed in control of the Company.  (See Note 13).

On June 17, 2008, the Company appointed Kurt Jensen to serve as the President and Secretary of the Company and David Marks and Bryan Chance to serve as directors of the Company.  (See Note 14)

Interim Financial Statements

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of June 30, 2008 and March 31, 2008 and the results of operations and cash flows presented herein for the three month periods ended June 30, 2008 and 2007 have been included in the financial statements. Interim results are not necessarily indicative of results of operations that may be expected for the year ending March 31, 2009. It is recommended that this financial information be read with the complete financial statements included in the Company’s Form 10-K previously filed with the SEC.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Certain reclassifications have been made to the June 30, 2007 statement of operations and statement of cash flows to conform to the June 30, 2008 presentation. There has been no effect on net loss for the three months ended June 30, 2007.

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008 AND 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2008 and March 31, 2008.

The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.  At June 30, 2008 and March 31, 2008, the Company had no funds in excess of the insured limit.

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

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company had no allowance for doubtful accounts at June 30, 2008 and March 31, 2008.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008 AND 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES( CONTINUED)

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142 “Goodwill and Other   Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The Company recorded $674,934 in goodwill in its acquisition of Futura, Inc. on February 6, 2006.  There was a 51% reduction in revenue from June 30, 2007 to June 30, 2008, and the Company did not impair the goodwill at March 31, 2007 due to the fact that it was launching its fixed wireless system and anticipated increased revenue from that brand.  Due to a lack of funding, Futura could install only the first section of the system and there was no increase in revenue from the broadband services while at the same time the dialup services were decreasing.  The Company anticipates another 35% reduction in revenue for the coming fiscal year based on current revenue figures and little possibility of funding to grow the broadband service.  There has been a 104% increase in the liabilities due to the capital lease for the equipment for the fixed wireless system and an increase in payables due to a reduction in dialup customers with no corresponding reduction in cost of services.  Based on these numbers, management had, as of March 31, 2008, determined that the goodwill in its acquisition of Futura was impaired by $600,000.  The Company elects to perform impairment review during the fourth quarter of each year.

Derivative Instruments

The Company has an outstanding convertible debt instrument that contains an embedded derivative.  The Company accounts for this derivative in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  In accordance with the provisions of FAS No. 133 and EITF Issue No. 00-19, the embedded derivative is required to be bifurcated from the debt instrument and recorded as a liability at fair value on the consolidated balance sheet.  The Company also has notes payable with conversion features that qualify as derivative instruments.  Changes in the fair value of the derivatives are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense).  As of June 30, 2008 and March 31, 2008, the fair value of the derivatives was $335,419 and $379,807, respectively.

Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be anti-dilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS as of June 30;

	2008	2007

Net income (loss)	$486,792	$(828,210)

Weighted average common shares Outstanding (Basic)	371,332,604	121,129,769

Weighted average common stock Equivalents: Warrants	1,063,863,636	-0-

Weighted average common shares Outstanding (Diluted)	1,435,258,382	121,129,769

Warrants outstanding to purchase stock were not included in the computation of diluted EPS for June 30, 2007 because inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

On April 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 revises the definition of fair value, provides guidance on the methods used to measure fair value and expands disclosure concerning fair value measurements. SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data obtained from independent sources (“observable inputs”) and a reporting entity’s internally developed assumptions based on the best information available when there is little or no market activity for the asset or liability at the measurement date (“unobservable inputs”). The fair value hierarchy in SFAS 157

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008 AND 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements (Continued)

assigns highest priority to quoted prices in active markets (level 1) followed by observable inputs other than quoted prices (level 2) and unobservable inputs have the lowest priority (level 3). Implementation of the standard did not have a material effect on the Company’s results from operations or financial position. The Company did not elect to early adopt FAS 157 for nonrecurring measurements of nonfinancial assets or liabilities as allowed under FSP FAS 157-2.

On April 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of SFAS No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of  instruments. Implementation of the standard did not have a material effect on the Company’s results from operations or financial position. As of April 1, 2008, the Company did not elect to record any of its assets or liabilities at fair value, other than those covered under prior accounting guidance. Accordingly, the Company did not record an adjustment related to the adoption of SFAS 159 during the three months ended June 30, 2008.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). This statement retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting. SFAS 141(R) established principles and requirements for financial reporting concerning business combinations. SFAS 141(R) will require that: (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; (4) acquisition-related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be re-measured to their acquisition-date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this statement should also apply the provisions of SFAS 141(R). The Company does not expect implementation of the standard to have a material effect on its results from operations or financial position.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008 AND 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51 (“SFAS 160”). This statement amends ARB No. 51 to establish new standards that will govern the accounting and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Also, SFAS 160 requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; and, (4) upon a loss of control, any gain or loss on the interest sold be recognized in earnings. SFAS 160 is effective for financial statements issued for fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. The Company does not expect implementation of the standard to have a material effect on its results from operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. Since SFAS 161 only requires additional disclosures concerning derivatives and hedging activities, adoption of the standard will not affect on the Company’s results from operations or financial position.

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of FAS 162 is not expected to have a material impact on the Company’s results from operations or financial position.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008 AND 2007

NOTE 3 -	EQUIPMENT

Equipment as of June 30, 2008 and March 31, 2008 was as follows:

	Estimated Useful
	Lives (Years)
		June 30,	March 31
		2008	2008
Equipment	3-5	$92,282	$92,282

Less accumulated depreciation		(50,299)	(46,830)

Equipment, net		$41,983	$45,452

NOTE 4 -	INSTALLMENT DEBT

Installment debt consists of approximately 11 notes for various pieces of equipment. The Company has not reflected the asset value on the books because the assets are considered to have no value remaining. These assets are however collateral for the debt. The Company has reflected these balances in the condensed consolidated balance sheets as accounts payable and accrued liabilities. All amounts are overdue.

NOTE 5 -	OBLIGATION UNDER CAPITAL LEASE

Capital leases consist of one subsidiary equipment lease, which is reflected in fixed assets.  The minimum lease payments due on the lease total $33,096, which includes interest of $2,417.  The liability is $30,679 at June 30, 2008, of which $16,979 is current and $13,700 is due through fiscal 2010.

FUTURE PAYMENTS:		Principal	Interest	Total
7/1/2008	3/31/2009	$16,979	$1,584	$18,563
4/1/2009	3/31/2010	13,700	833	14,533
		$30,679	$2,417	$33,096

NOTE 6 -	NOTES PAYABLE

The Company borrowed a total of $1,077,955 from 22 different individuals from 1999 through 2001, at interest rates ranging from 7-12%, with no collateral and payment terms of 2 or 3 years. As of June 30, 2008 and March 31, 2008, all amounts that remain unpaid are overdue.

As of June 30, 2008 and March 31, 2008, the notes payable balance is $23,259, respectively, and the accrued interest on those notes as of June 30, 2008 and March 31, 2008 are $6,071 and $5,479 respectively. These amounts are reflected as current portion of notes payable and current liabilities in the condensed consolidated balance sheet at June 30, 2008 and March 31, 2008, respectively.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008 AND 2007

NOTE 7 -	FAIR VALUE INSTRUMENTS

The Company adopted FAS 157 as of April 1, 2008, which defines fair value, establishes a frame work for measuring fair value and establishes a valuation hierarchy for disclosure of the inputs to the valuation used to measure fair value. The implementation of FAS 157 did not cause a change in the method of calculating fair value of assets and liabilities. The primary impact from the adoption was additional disclosures.

The Company adopted FAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities addressed in FASB Staff Position FAS 157-2 (“FSP FAS 157-2”). The FASB issued FSP FAS 157-2 which delays the effective date of FAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

FAS 157 establishes a hierarchy for disclosure into three broad levels. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

•	Level 1 – inputs are quoted prices (unadjusted) in active markets for active markets for identical assets of liabilities.

•
Level 2 - inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

•	Level 3 - inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following table presents information about the Company’s liability measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such a fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Derivative Liability	$-	$335,419	$-	$335,419
Convertible Debentures	$-	$535,008	$-	$535,008

Total Liabilities	$-	$870,427	$-	$870,427

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008 AND 2007

NOTE 8 -	CONVERTIBLE DEBENTURES

The Company sold a security for $25,000 to one entity in January 2005. This debenture, which was for services rendered, accrues interest at 10% per annum and was due January 31, 2006. The conversion price is $.10 per common share. No conversion or repayment of the debenture has occurred as of June 30, 2008.

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008 AND 2007

NOTE 8 -	CONVERTIBLE DEBENTURES (CONTINUED)

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

During the three months ended June 30, 2008, the debenture holder converted $12,952 of principal for 76,190,750 shares of common stock at a weighted average price of $.001.  A beneficial interest charge of $6,238 was recorded on the conversions.

Convertible Debentures With Derivative Liability

The Derivative Liability is valued in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.”

The Company sold a security for $12,500 to one entity in September 2006.  This debenture carries no interest and has a conversion rate of 50% discount to market of the ten-day average closing bid price.  This has been recorded as a derivative liability.  No conversion or repayment of the debenture has occurred as of June 30, 2008.  The derivative liability as of June 30, 2008 is $492.

The Company sold a security for $12,500 to one entity in October 2006.  This debenture carries no interest and has a conversion rate of 50% discount to market of the ten-day average closing bid price.  This has been recorded as a derivative liability.  No conversion or repayment of the debenture has occurred as of June 30, 2008.  The derivative liability as of June 30, 2008 is $492.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008 AND 2007

NOTE 8 -	CONVERTIBLE DEBENTURES (CONTINUED)

Convertible Debenture With Derivative Liability (Continued)

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

On March 27, 2006, the Company entered into a securities purchase agreement with YA Global providing for the sale by the Company to Cornell of our 12% secured convertible debentures in the aggregate principal amount of $600,000 of which $200,000 was advanced immediately. The second installment of $200,000 was advanced on April 18, 2006. The last installment of $200,000 was advanced August 14, 2006, two (2) business days after the registration statement was declared effective.  This agreement has a balance  $378,285 as of the period ended June 30, 2008  The derivative liabilities of these instruments as of June 30, 2008 is $334,435.

In January 2007 the Company borrowed $3,243 from Charles Roodenburg, President, on a one-year note due January 19, 2008.  This note carries no interest and is convertible at the previous 10-day closing price.  This note was fully converted during the three months ended June 30, 2008

In January 2007 the Company borrowed $6,756 from Nyhl Henson, the former President, on a one-year note due January 19, 2008.   This note carries no interest and is convertible at the previous 10-day closing price.  This note was fully converted during the three months ended June 30, 2008.

In February 2007 the Company borrowed $45,000 from Nyhl Henson, former President, on two notes due on demand.  The note carries no interest and is convertible at the previous 10-day closing price.  $25,596 was converted and $19,405 was forgiven on this debenture and charged to additional paid in capital during the three months ended June 30, 2008 leaving a balance of $0.

Warrants

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008 AND 2007

NOTE 8 -	CONVERTIBLE DEBENTURES (CONTINUED)

Warrants (Continued)

product by the exercise price resulting from such adjustment. Similar adjustments will be made upon any issuance or sale by us of options to purchase Common Stock or convertible securities.

As of March 31, 2006, the fixed freestanding warrants issued in connection with the $600,000 convertible debenture, has been valued at $192,755 based on a Black-Scholes pricing model using the following assumptions:

Fair market value of stock Exercise priceDividend yield Risk free interest rate Expected volatility Expected life	$0.20 $0.30 and $0.40 0.00% 4.00% 235.02% 5.0 Years

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

On December 3, 2007 the Company issued stock at a price of $.0019.  This increased the number of warrants from 337,500,000 to 615,921,053 at $.0019

On February 27, 2008 the Company issued stock at a price of $.00076.  This increased the number of warrants from 615,921,053 to 1,539,802,632 at $.00076

The allocation of the proceeds of the convertible debenture to the warrants and the recognition of the embedded derivative resulted in discounts to the convertible debenture at June 30, 2008 and March 31, 2008 of $102,776 and $136,109, respectively. The discount on debt of $378,285 is being amortized to interest through March 31, 2009 using the effective interest method.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008 AND 2007

NOTE 8 -	CONVERTIBLE DEBENTURES (CONTINUED)

Warrants (Continued)

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

NOTE 9 -	GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company had a consolidated net income of $486,792 for the period ended June 30, 2008 and a net los of $828,210 for the period ended June 30, 2007.   It currently does not have the revenues to sustain its operations. In addition, the Company sold off its operations in Colorado, Oregon and California, and defaulted on the acquisition of Internet Business Consulting/AppState.net, LLC.  This raises substantial doubt about the Company’s ability to continue as a going concern.

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008 AND 2007

NOTE 9 -	GOING CONCERN (CONTINUED)

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 10 -	CONTRACT SETTLEMENT

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

Per the terms of the Agreement, Sellers returned 2,574,312 shares of IVI common stock.  The stock was returned and cancelled on July 6, 2007.

In addition, there has been no formal settlement agreement signed by all parties.

The loss on the settlement of the contract was $553,643.

NOTE 11 -	LITIGATION / ARBITRATION / OTHER INCOME

The Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. As of June 30, 2008, the Company has recognized the full liability for all amounts that are due.

On December 1, 2004, a judgment was entered against the Company, in favor of Catherine and Joe Santistevan in the amount of $1,367,500.  On September 30, 2006 a confidential Settlement Agreement and Release was entered by and among Joe and Catherine Santistevan (“Santistevans”) and IVI Communications, Inc., to set aside the default judgment entered against the Company in the amount of $1,367,500 plus accrued interest.  Under the terms of the agreement IVI Communications will pay the Santistevans a total four hundred and fifty thousand dollars ($450,000), to settle a claim of $1,367,500.  If IVI Communications, Inc. defaults on the agreement a judgment would be entered by stipulation in the amount of 1,367,500.  The balance on this settlement at June 30, 2008 and March 31, 2008 was $448,675.

The Company has six default judgments against it for a total amount of $146,504.  The amounts are recorded in other liabilities and contingencies.

On June 17, 2008 agreements were completed with the prior owners of the Company which resulted in debt forgiveness totaling $621,424, of which $602,019 was credited to debt forgiveness income.  The remaining balance of $19,405 of debt forgiveness was credited to additional paid in capital during the three months ended June 30, 2008.  (See note 13).

NOTE 12 -	PROVISION FOR INCOME TAXES

No provision for Federal and state income taxes has been recorded during the periods presented due to the Company’s significant operating losses. Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s consolidated tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At June 30, 2008 and 2007, deferred tax assets approximated the following:

	2008	2007

Deferred tax assets	$8,793,000	$8,535,000
Less: valuation allowance	(8,793,000)	(8,535,000)

Net deferred tax assets	$-0-	$-0-

At June 30, 2008 and 2007, the Company had accumulated deficits approximating $26,952,000 and $26,160,000 respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008 AND 2007

NOTE 13 -	CHANGES IN CONTROL OF REGISTRANT

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

The Roodenburg Agreement

Under the Roodenburg Agreement, Purchaser acquired 900,000 Series A Shares and 1,000,000 Series B Shares for the purchase price of Ten Dollars ($10.00) paid to Mr. Roodenburg. Pursuant to the Roodenburg Agreement, Mr. Roodenburg, has appointed David Marks and Bryan Chance as members of the Company’s Board of Directors and appointed Kurt Jensen as President and Secretary of the Company.  Mr. Roodenburg has also resigned as an officer and as a director of the Company.  Additionally, Mr. Roodenburg has forgiven, released and forever discharged any debt, monies owed or other obligation owed to him by the Company or any of its subsidiaries or affiliates.

The Henson Agreement

Under the Henson Agreement, Purchaser acquired 2,400,000 Series A Shares for the purchase price of Ten Dollars ($10.00) paid to Mr. Henson. Mr. Henson has also forgiven, released and forever discharged any debt, monies owed or other obligation owed to him by the Company or any of its subsidiaries or affiliates.

The Tjon Agreement

Under the Tjon Agreement, Purchaser acquired 700,000 Series A Shares for the purchase price of Ten Dollars ($10.00) paid to Ms. Tjon. Ms. Tjon has also forgiven, released and forever discharged any debt, monies owed or other obligation owed to her by the Company or any of its subsidiaries or affiliates.

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008 AND 2007

NOTE 13 -	CHANGES IN CONTROL OF REGISTRANT(CONTINUED)

and do not vote as a separate class. Beginning one year from the date of issuance of the Series A Shares, each Series A Share is convertible, at the option of the holder, into ten shares of the Company's common stock. However, holders cannot convert Series A Shares if the Company reports annual revenue of less than ten million (10,000,000) dollars. Notwithstanding the limitation on any conversions of the Series A Shares when the Company's annual revenue is less than ten million (10,000,000) dollars, if prior to one year from the date of issuance, there is a sale or other disposition of all or substantially all of the Company's assets, a transaction or series of related transactions in which more than 50% of the voting power of the Company is disposed of, or upon a consolidation, merger or other business combination where the Company is not the survivor, then immediately prior to such event each holder of Series A Shares may convert any or all of such holder's Series A Shares into common stock as described above. The Certificate of Designation also provides that the holders of Series A Shares shall be entitled to any distribution by the Company of its assets, which would have been payable to the holders of the Series A Shares with respect to the shares of common stock issuable upon conversion had such holders been the holders of such shares of common stock on the record date for the determination of shareholders entitled to such distribution.

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

The record holders of the Series B Shares shall have the right to vote on any matter with holders of common stock voting together as one (1) class. The record holders of the 1,000,000 Series B Shares shall have that number of votes (identical in every other respect to the voting rights of the holders of common stock entitled to vote at any regular or special meeting  of the shareholders) equal to that number of common shares which is not less than 51% of the vote required to approve any action, which Nevada law provides may or must be approved by vote or consent of the holder of common shares or the holders of other securities entitled to vote, if any.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008 AND 2007

NOTE 14 -	CHANGE OF MANAGEMENT

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

NOTE 15 -	SUBSEQUENT EVENTS

On July 25, 2008, the Company approved a reverse split of its common stock.  Each of the three hundred ninety-nine million, nine hundred and ninety-nine thousand, nine hundred and ninety-one shares of the Corporations common stock issued and outstanding immediately prior to the Reverse Split shall be changed into approximately one million validly issued, fully paid and non assessable shares of common stock.   The par value of the common stock shall not be adjusted as a result of the reverse split, and shall remain at $.001 per share.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains ‘‘forward-looking statements’’ that represent our beliefs, projections and predictions about future events. All statements other than statements of historical fact are ‘‘forward-looking statements’’, including any projections of earnings, revenue or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, and any statements of assumptions underlying any of the foregoing. Words such as ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘could’’, ‘‘would’’, ‘‘predicts’’, ‘‘potential’’, ‘‘continue’’, ‘‘expects’’, ‘‘anticipates’’, ‘‘future’’, ‘‘intends’’, ‘‘plans’’, ‘‘believes’’, ‘‘estimates’’ and similar expressions, as well as statements in the future tense, identify forward-looking statements.

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

Liquidity and Capital Resources

As of June 30, 2008 the Company has an accumulated operating deficit of $26,951,949 and stockholders' deficit of $3,025,907.

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

Since August 22, 2006 through March 31, 2008, 158,709,535 shares, valued at $408,345, were issued to convert debentures, contingent liability, accrued payroll and services.

On April 4, 2008, the debenture holder converted $1,547 of principal for 9,100,000 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On April 4, 2008, the debenture holder converted $1,615 of principal for 9,500,000 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On April 4, 2008, the debenture holder converted $1,615 of principal for 9,500,000 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On April 10, 2008, 14,071,065 shares valued at $7,458 were issued to convert a note.

On April 14, 2008, 14,773,211 shares valued at $8,421 were issued to convert a note.

On April 16, 2008, the debenture holder converted $1,700 of principal for 10,000,000 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On April 18, 2008, the debenture holder converted $1,853 of principal for 10,900,000 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On April 25, 2008, the debenture holder converted $1,955 of principal for 11,500,000 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On April 25, 2008, 34,322,954 shares valued at $16,475 were issued to convert a note.

On April 25, 2008, 6,756,750 shares valued at $3,243 were issued to convert a note.

On April 30, 2008, the debenture holder converted $2,040 of principal for 12,000,000 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On May 2, 2008, the debenture holder converted $627 of principal for 3,690,750 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On June 17, 2008, due to an agreement a debenture holder forgave the remaining balance of $19,405 on the debenture.

A beneficial interest charge of $97,566 was recognized on the conversions in the three months ending June 30, 2008.

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

In May 2006 the company borrowed $5,000 on a one year note due May 22, 2007.  This note carries no interest.  At June 30, 2008 this note remains unpaid.

The Company sold a security for $12,500 to one entity in September 2006.  This debenture carries no interest and has a conversion rate of 50% discount to market of the ten day average closing bid price.  No conversion or repayment of the debenture has occurred as of June 30, 2008.

The Company sold a security for $12,500 to one entity in October 2006.  This debenture carries no interest and has a conversion rate of 50% discount to market of the ten day average closing bid price.  No conversion or repayment of the debenture has occurred as of June 30, 2008.

In December 2006 the company borrowed $4,000 on a one year note due December 22, 2007.  This note carries no interest.  At June 30, 2008 this note remains unpaid.

In January 2007 the company borrowed $6,756 from Nyhl Henson, former President, on a one year note due January 19, 2008.   This note carries no interest and is convertible at the previous 10-day average closing price.  This note was converted on April 10, 2008 and no further money is due on this note.

In January 2007 the company borrowed $3,243 from Charles Roodenburg, President, on a one year note due January 19, 2008.  This note carries no interest and is convertible at the previous 10-day average closing price.  This note was converted on April 25, 2008 and no further money is due on this note.

In February 2007 the company borrowed $20,000 from Nyhl Henson, President, on a note due on demand.  The note carries no interest and is convertible at the previous 10-day average closing price.  This note was converted on April 10, April 14, and April 25, 2008.  There is no further money due on this note.

In February 2007 the company borrowed $25,000 from Nyhl Henson, President, on a note due on demand.  The note carries no interest and is convertible at the previous 10-day average closing price.  On April 25, 2008, $5,596 of this note was converted.   The remaining balance on this note is $19,405 was forgiven on June 17, 2008.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The numbers below compare the consolidated results of operations June 30, 2008 and June 30, 2007, and also compare the results of existing operations, which are corporate and the Futura subsidiary, for the same periods.

Revenue for the three months ending June 30, 2008 was $44,743 compared to $91,473 for the three months ending June 30, 2007.  This decrease of $46,730 is due to a reduction in corporate consulting of $1,000 and a reduction in service fees provided by Futura of $45,730.

Cost of operations for the three months ending June 30, 2008 was $17,763 compared to $63,568 for the three months ending June 30, 2007.  Cost of operations decreased $45,805.  The reduction in cost of operations is a result of the reduction of dial-up subscribers at the Futura subsidiary.

General and administrative expenses for the three months ending June 30, 2008 were $31,892 compared to $414,927 for the three months ending June 30, 2007.  General and administrative decreased by $383,035.  The largest components of general and administrative for the three months ending June 30, 2008, were corporate and operations compensation of $16,982, a $98,938 reduction from June 30, 2007. Occupancy expenses were $6085 for the three months ending June 30, 2008, a reduction of $8,502 from June 30, 2007.   Controllable expenses were $8,826 for the three months ending June 30, 2008, a reduction of $275,446 from June 30, 2007.

Selling expenses for three months ending June 30, 2008 were $200 compared to $55,363 for the three months ended June 30, 2007, a reduction of $55,163.  This is a result of the reduction of direct advertising costs.

Depreciation and amortization expense for the three months ending June 30, 2008 was $36,802 compared to $79,372 for the three months ending June 30, 2007.   This decrease of $42,570 is primarily due to the decrease in the amortization of the debt discount associated with the debentures.

Interest expense for the three months ending June 30, 2008 was $19,982 compared to $28,996 for the three months ending June 30, 2007.  The decrease of $9,014 was primarily the result in the reduction in debenture and notes payable principal balances.

Beneficial interest expense on debt conversions for the three months ending June 30, 2008 was $97,566 compared to $200,625 for the three months ending June 30, 2008.  The decrease of $103,059 was primarily due to the reduction in the debentures.

Other income for the three months ending June 30, 2008 was $0 compared to $9,631 for the three months ending June 30, 2007.

Forgiveness of debt totaled $621,424 of which $19,405 was credited towards additional paid in capital and $602,019 was credited to forgiveness of debt income for the three months ending June 30, 2008 compared to $0 for the three months ending June 30, 2007.   In the three months ending June 30, 2008, the Company had settled agreements with the former owners.

The Company had a gain on the revaluation of derivatives of $44,388 for the three months ending June 30, 2008 compared to the loss of $86,378 for the three months ended June 30, 2007.

The Company had a net income for the three months ending June 30, 2008 of $486,792 compared to a net loss of $828,210 for the three months ending June 30, 2007. This gain was due to the debt forgiveness income of $602,019 due to settlement agreements with the former owners of the Company. The Company expects additional losses through the next fiscal year.

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

Risk Factors and Cautionary Statements

We Have a History of Losses and We Expect Continuing Losses and May Never Achieve Profitability

For the three months ending June 30, 2008 and 2007, we generated revenues of $44,743 and $91,743 respectively.  The Company has a consolidated net income of $486,792 for the three months ending June 30, 2008 as compared to a net loss of $828,210 for the three months ending June 30, 2008.  We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.

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

Our Auditors Have Included a Going Concern in Their Opinion which Could Cause Investors to Lost their Investment In the Company

Our auditors have included in their opinion to our financial statements for the years ending March 31, 2008 and 2007, a paragraph that addressed concerns about our ability to continue as a going concern. These concerns arise from the fact that we have sustained operating losses for the years ending March 31, 2008 and 2007 and have sustained large capital deficits and have been unable to come to mutually acceptable terms to cure the default by the Company on the terms of the Purchase Agreement (“Agreement”) dated January 1, 2005 by and between IVI Communications, Inc. (“Buyer”), Internet Business Consulting, Inc. (“IBC”) and AppState.Net, LLC (“AppState”), jointly referred to as (“Sellers”). Sellers have exercised the remedies for default as provided in the Agreement and confirmed that the Remedies, which were that foreclosure and repossession occurred December 31, 2006, are in effect. Purchase Agreement, Exhibit 2.4, is incorporated by reference to the exhibits filed in the Company’s Form 8-K filed February 4, 2005.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were not effective as of  June 30, 2008 and (ii) no change in internal controls over financial reporting occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect,  our internal control over financial reporting.

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and financial officer as appropriate, to allow timely decisions regarding required disclosure.

ITEM 4T - Management’s Report of Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosure.

The management of the Company has evaluated the effectiveness of the issuer’s disclosure controls and procedures as of the end of the period of the report (evaluation date) and have concluded that the disclosure controls internal controls and procedures are not adequate and effective based upon their evaluation as of the evaluation date.

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

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their assessment of our internal controls as part of their audit for the year ended March 31, 2008, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors had identified the following material weaknesses in our internal controls as of March 31, 2008:

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

Changes in internal controls

There were no changes in the small business issuer’s internal controls over financial reporting identified in connection with the company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer’s fiscal year that has materially affected or is reasonably likely to materially affect the small business issuer’s internal control over financial reporting

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. As of June 30, 2008 and March 31, 2008, the Company has recognized the full liability for all amounts that are due.

On December 1, 2004, a judgment was entered against Internet Ventures, Inc., the predecessor Company, in favor of Catherine and Joe Santistevan in the amount of $1,367,500.  On September 30, 2006 a confidential Settlement Agreement and Release was entered by and among Joe and Catherine Santistevan and IVI Communications, Inc., successor in interest defendant Internet Ventures, Inc., to set aside the default judgment entered against Internet Ventures, Inc in the amount of $1,367,500.  Under the terms of the agreement IVI Communications will pay the Santistevans a total four hundred and fifty thousand dollars ($450,000), to settle a claim of $1,367,500.  If IVI Communications, Inc. defaults on the agreement a judgment would be entered by stipulation in the amount of $1,367,500.  As of June 30, 2008 and March 31, 2008 the balance on this settlement is $448,675.

On October 7, 2005, a Complaint for Damages was filed in Superior Court of the State of California, County of San Joaquin, Case No. CV027700, by Annette S. Paoletti as Successor Trustee of the Clare P. Evelyn B. McEnerney Family Trust.  No dollar amount was stated, but a note payable and accrued interest in the amount of $263,403 was recorded in notes payable and interest on notes payable.  On March 31, 2007 a confidential Settlement Agreement was reached between Paoletti and The Company.  Under the terms of the agreement IVI Communications, Inc. will pay the Paolettis a total of $110,000.  If IVI Communications, Inc. defaults on the agreement a judgment would be entered by stipulation in the amount of $143,000 minus any amounts actually paid.  As of June 30, 2008 and March 31, 2008, the balance on this settlement is $110,000.

The Company has six default judgments against it for a total amount of $146,504.  The amounts are recorded in other liabilities and contingencies.

During the fiscal year ending March 31, 2008, on advice of legal counsel, the Company realized Iincome in the amount of $215,730 for the forgiveness of debt for notes, debentures and vendor payables.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On April 4, 2008, the debenture holder converted $1,547 of principal for 9,100,000 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On April 4, 2008, the debenture holder converted $1,615 of principal for 9,500,000 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On April 4, 2008, the debenture holder converted $1,615 of principal for 9,500,000 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On April 10, 2008, 14,071,065 shares valued at $7,458 were issued to convert a note.

On April 14, 2008, 14,773,211 shares valued at $8,421 were issued to convert a note.

On April 16, 2008, the debenture holder converted $1,700 of principal for 10,000,000 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On April 18, 2008, the debenture holder converted $1,853 of principal for 10,900,000 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On April 25, 2008, the debenture holder converted $1,955 of principal for 11,500,000 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On April 25, 2008, 34,322,954 shares valued at $16,475 were issued to convert a note.

On April 25, 2008, 6,756,750 shares valued at $3,243 were issued to convert a note.

On April 30, 2008, the debenture holder converted $2,040 of principal for 12,000,000 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On May 2, 2008, the debenture holder converted $627 of principal for 3,690,750 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On June 17, 2008, a debenture holder forgave the remaining $19,405 owed to them.

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders - None

No matters were submitted to a vote of our security holders during the three months ended June 30, 2008.

Item 5.    Other Information

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

Entry into a Material Definitive Agreement

On June 25, 2008,  the Company entered into a Loan and Security Agreement by and between the Company and Titan Global Holdings, Inc., a Utah corporation, pursuant to which Titan Global Holdings will provide funds of up to One Hundred Thousand dollars ($100,000) from time to time upon the written request of the Company to Titan Global Holdings.  The lending of any such funds shall be in the sole discretion of Titan Global Holdings and shall be dependent among other thing on receipt of the following, all of which shall be to the satisfaction of Titan Global Holdings:  detailed use of proceeds, budget, timelines for application of proceeds and milestone requirements.

For a more detailed description of the Change of Management please see the Company’s filing on Form 8-K filed with the SEC on June 30, 2008.

Item 6.    Exhibits

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

Date: August 19, 2008	By:	/s/ Kurt Jensen
Kurt Jensen Chief Executive Officer and Interim Principal Accounting Officer and Interim Principal Financial Officer