Form 10-Q
period 2008-09-30
IVI COMMUNICATIONS INC
filed 2008-11-14
CIK 1140878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-32797
(Commission file number)

IVI COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0965560
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1818 N. Farwell Ave
Milwaukee, WI 53202
(Address of principal executive offices)

(414) 727-2699
 (Issuer's telephone number)

N/A
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by a check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 21, 2008

1,000,000 shares of common stock, par value $.001
4,000,000 shares of preferred class A stock, par value $.001
1,000,000 shares of preferred class B stock, par value $.001

Indicate by a check mark whether the registrant is (check one):

an accelerated filer ☐	a non accelerated filer ☐	or a smaller reporting company ☒

IVI COMMUNICATIONS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	March 31, 2008
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$3,472	$3,019
Accounts receivable	12,958	32,877
Other current assets	6,785	6,207
Total current asset	23,215	42,103

Fixed assets, net of $38,966 and $46,830 accumulated depreciation	2,023	45,452

OTHER ASSETS
Goodwill, net of impairment	74,934	74,934

TOTAL ASSETS	$100,172	$162,489

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Notes payable	$23,259	$23,259
Loan payable – related party	50,874	-
Current portion of obligations under capital lease	-	16,628
Accounts payable and accrued liabilities	1,890,906	2,487,679
Deferred revenue	19,866	1,679
Liability for stock payable	398,949	398,949
Derivative liability	596,666	379,807
Convertible debentures, net of discount	590,057	514,628
Total current liabilities	3,570,577	3,822,629

LONG-TERM LIABILITIES
Obligations under capital lease, net of current portion	-	18,079

TOTAL LIABILITIES	3,570,577	3,840,708

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 5,000,000 shares authorized;
4,000,000 issued and outstanding series A	4,000	4,000
1,000,000 issued and outstanding series B	1,000	1,000
Common stock, $.001 par value; 400,000,000 shares authorized;
1,000,000 and 634,713 issued and outstanding	1,000	635
Additional paid-in capital	23,727,287	23,562,132
Additional paid-in capital – warrants	192,755	192,755
Accumulated deficit	(27,396,447)	(27,438,741)
Total stockholders' deficit	(3,470,405)	(3,678,219)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$100,172	$162,489

See Accompanying Notes to Condensed Consolidated Financial Statements

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
OPERATING REVENUE	$2,026	$80,044	$46,769	$171,517

COST OF OPERATIONS	17,345	42,299	35,108	105,867

GROSS PROFIT	(15,319)	37,745	11,661	65,650

OPERATING EXPENSES
Selling	-	-	200	696
General and administrative	60,257	287,283	92,149	756,877
Loss on settlement of contract	-	-	-	-
Depreciation / Amortization	58,269	41,959	95,071	121,331

Total operating expenses	118,526	329,242	187,420	878,904

OPERATING LOSS	(133,845)	(291,497)	(175,759)	(813,254)

OTHER INCOME (EXPENSES)
Other income	-	166,532	-	12,497
Forgiveness of debt	-	-	602,019	163,676
Gain (Loss) on Revaluation of Derivatives	(246,026)	(145,914)	(216,859)	(232,292)
Loss on fixed assets	(20,523)	-	(20,523)	-
Other expense	-	-	-	(78)
Interest expense	(29,036)	(113,430)	(49,018)	(55,183)
Beneficial Interest	-	-	(97,566)	(287,875)
Total other income (expense)	(295,585)	(92,812)	218,053	(399,265)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(429,430)	(384,309)	42,294	(1,212,519)
Provision for income taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(429,430)	$(384,309)	$42,294	$(1,212,519)

BASIC INCOME ( LOSS) PER SHARE	$(0.43)	$(1.14)	$0.04	$(0.01)
DILUTED INCOME (LOSS) PER SHARE	$(0.43)	$(1.14)	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	1,000,000	335,970	964,361	316,080
DILUTED	1,000,000	335,970	11,434,777	316,080

See Accompanying Notes to Condensed Consolidated Financial Statements

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE  SIX  MONTHS ENDED SEPTEMBER 30,

	2008	2007

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$42,294	$(1,212,519)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,690	14,548
Amortization of debt discount	88,381	106,785
Loss on sale of fixed assets	20,523	-
Amortization of prepaid consulting fees	-	333,331
(Gain) on debt forgiveness income	(602,019)	(163,676)
Loss on revaluation of derivatives	216,859	232,292
Stock issued for services and compensation	-	9,100
Net beneficial interest on debt conversions	97,566	287,875
Allowance for doubtful accounts	-	110,042

Changes in assets and liabilities
Decrease in accounts receivable, net	19,919	13,235
(Increase) in other current assets	(579)	(66)
Increase in accounts payable and accrued liabilities	92,632	152,402
Increase in deferred revenue	18,187	1,333
Total adjustments	(41,841)	833,432

Net cash provided by operating activities	453	5,222

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	-	(2,970)
Net cash (used in) investing activities	-	(2,970)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	-	(7,486)
Net cash (used in) financing activities	-	(7,486)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	453	(2,578)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	3,019	4,827

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,472	$3,375

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest paid	$-	$1,024
Income taxes	$-	$150

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Common stock issued for prepaid consulting fees, classified as equity	$-	$333,331
Common stock issued for debt settlements and payables	$48,550	$58,512
Common stock issued for services and compensation	$-	$6,100
Debt incurred for stock to be issued	$-	$260,000
Accounts payable converted to loan payable	$50,873	$-
Additional paid in capital reclassified to warrant liability	$-	$211,272
Additional paid in capital – debt forgiveness from officer	$19,405	$-
Fixed assets acquired for debt	$-	$51,264

See Accompanying Notes to Condensed Consolidated Financial Statements

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

On June 17, 2008, the Company appointed Kurt Jensen to serve as the President and Secretary of the Company and David Marks and Bryan Chance to serve as directors of the Company.  (See Note 14)

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the March 31, 2008 audited financial statements and accompanying notes thereto.  While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

Reclassifications

Certain reclassifications have been made to the September 30, 2007 statement of income and statement of cash flows to conform to the September 30, 2008 presentation. There has been no effect on operations and cash flows for the six months ended September 30, 2007.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2008 and March 31, 2008.

The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  At September 30, 2008 and March 31, 2008, the Company had no funds in excess of the insured limit.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company had no allowance for doubtful accounts at September 30, 2008 and March 31, 2008.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES( CONTINUED)

Derivative Instruments

The Company has an outstanding convertible debt instrument that contains an embedded derivative.  The Company accounts for this derivative in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  In accordance with the provisions of FAS No. 133 and EITF Issue No. 00-19, the embedded derivative is required to be bifurcated from the debt instrument and recorded as a liability at fair value on the consolidated balance sheet.  The Company also has notes payable with conversion features that qualify as derivative instruments.  Changes in the fair value of the derivatives are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense).  As of September 30, 2008 and March 31, 2008, the fair value of the derivatives was $596,666 and $379,807, respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS as of September 30;

	2008	2007
Net income (loss)	$42,294	$(1,212,519)

Weighted average common shares Outstanding (Basic)	964,361	316,080

Weighted average common stock Equivalents: Warrants	6,883,824	-0-
: Derivatives	3,586,592	-0-

Weighted average common shares Outstanding (Diluted)	11,434,777	316,080

Warrants outstanding to purchase stock were not included in the computation of diluted EPS for September 30, 2007 because inclusion would have been anti-dilutive.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

Recent Accounting Pronouncements

On April 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 revises the definition of fair value, provides guidance on the methods used to measure fair value and expands disclosure concerning fair value measurements. SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data obtained from independent sources (“observable inputs”) and a reporting entity’s internally developed assumptions based on the best information available when there is little or no market activity for the asset or liability at the measurement date (“unobservable inputs”). The fair value hierarchy in SFAS 157 assigns highest priority to quoted prices in active markets (level 1) followed by observable inputs other than quoted prices (level 2) and unobservable inputs have the lowest priority (level 3). Implementation of the standard did not have a material effect on the Company’s results from operations or financial position. The Company did not elect to early adopt FAS 157 for nonrecurring measurements of nonfinancial assets or liabilities as allowed under FSP FAS 157-2.

On April 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of SFAS No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of  instruments. Implementation of the standard did not have a material effect on the Company’s results from operations or financial position. As of April 1, 2008, the Company did not elect to record any of its assets or liabilities at fair value, other than those covered under prior accounting guidance. Accordingly, the Company did not record an adjustment related to the adoption of SFAS 159 during the six months ended September 30, 2008.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 3 -   EQUIPMENT

Equipment as of September 30, 2008 and March 31, 2008 was as follows:

	Estimated Useful
	Lives (Years)
		September 30,	March 31
		2008	2008
Equipment	3-5	$41,019	$92,282

Less accumulated depreciation		(38,996)	(46,830)
Equipment, net		$2,023	$45,452

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

NOTE 5 -   OBLIGATION UNDER CAPITAL LEASE

The Capital leases were bought out in the three months ended September 30, 2008.

NOTE 6 -   NOTES PAYABLE

The Company borrowed a total of $1,077,955 from 22 different individuals from 1999 through 2001, at interest rates ranging from 7-12%, with no collateral and payment terms of 2 or 3 years. As of September 30, 2008 and March 31, 2008, all amounts that remain unpaid are overdue.

As of September 30, 2008 and March 31, 2008, the notes payable balance is $23,259, respectively, and the accrued interest on those notes as of September 30, 2008 and March 31, 2008 are $6,681 and $5,479 respectively. These amounts are reflected as current portion of notes payable and current liabilities in the condensed consolidated balance sheets at September 30, 2008 and March 31, 2008, respectively.

NOTE 7 -   LOAN PAYABLE-RELATED PARTY

The Company borrowed a total of $50,874 from the majority stockholder during the three months ended September 30, 2008.  The loan is non-interest bearing and has no specific repayment terms.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 8 -   FAIR VALUE INSTRUMENTS

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

FAS 157 establishes a hierarchy for disclosure into three broad levels. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

•	Level 1 - inputs are quoted prices (unadjusted) in active markets for active markets for identical assets of liabilities.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following table presents information about the Company’s liability measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such a fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Derivative Liability	$-	$596,666	$-	$596,666
Convertible Debentures	$-	$590,057	$-	$590,057

Total Liabilities	$-	$1,186,723	$-	$1,186,723

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 9 -   CONVERTIBLE DEBENTURES

The Company sold a security for $25,000 to one entity in January 2005. This debenture, which was for services rendered, accrues interest at 10% per annum and was due January 31, 2006. The conversion price is $.10 per common share. No conversion or repayment of the debenture has occurred as of September 30, 2008.

The Company sold a security for $257,500 to one entity in March 2006.  This debenture, which was for services rendered, accrues interest at 9% per annum and was due May 15, 2007.  In the event the Company receives funding in the amount of at least Six Hundred Thousand Dollars ($600,000), Forty Five Thousand Dollars ($45,000) immediately becomes due and payable to the holder.  The conversion price is the lower of $.05 or the lowest bid price in the preceding 5 trading days.  On August 17, 2007, $48,000 of principal was converted for 30,000 shares of which 26,785 shares were restricted.  The conversion price was $.004, the lowest bid price in the preceding 5 trading days, resulting in a beneficial interest charge of $24,000.

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

On August 22, 2006, the debenture holder converted $5,000 of principal for 397 shares of common stock; the conversion price was $.0315, 90% of the lowest closing bid price of $.035 during the prior 30 days.

On September 21, 2006, the debenture holder converted $10,000 of principal for 842 shares of common stock; the conversion price was $.0297, 90% of the lowest closing bid price of  $.033 during the prior 30 days.

On October 17, 2006, the debenture holder converted $10,000 of principal for 1,111 shares of common stock; the conversion price was $.0225, 90% of the lowest closing bid price of $.025 during the prior 30 days.

On November 9, 2006, the debenture holder converted $20,000 of principal for 3,472 shares of common stock; the conversion price was $.0144, 90% of the lowest closing bid price of $.016 during the prior 30 days.

On December 20, 2006, the debenture holder converted $20,000 of principal for 3,704 shares of common stock; the conversion price was $.0135, 90% of the lowest closing bid price of $.015 during the prior 30 days.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 9 -   CONVERTIBLE DEBENTURES (CONTINUED)

On January 23, 2007, the debenture holder converted $25,000 of principal for 5,787 shares of common stock; the conversion price was $.0108, 90% of the lowest closing bid price of $.012 during the prior 30 days.

On February 9, 2007, the debenture holder converted $20,000 of principal for 5,555 shares of common stock; the conversion price was $.009, 90% of the lowest closing bid price of $.01 during the prior 30 days.

On March 1, 2007, the debenture holder converted $20,000 of principal for 5,555 shares of common stock; the conversion price was $.009, 90% of the lowest closing bid price of $.01 during the prior 30 days.

On March 27, 2007, the debenture holder converted $20,000 of principal for 6,173 shares of common stock; the conversion price was $.0081, 90% of the lowest closing bid price of $.009 during the prior 30 days.

Beneficial interest of $25,072 was recognized on the conversions in the year ending March 31, 2007.

On February 22, 2007, Cornell exercised 8,750 warrants at a price of $.0085 for $29,750.  Beneficial interest of $12,250 was recognized.

During the year ended March 31, 2008, the debenture holder converted $58,763 of principal for 104,671 shares of common stock at a weighted average price of $.0014.  A beneficial interest charge of $27,462 was recorded on the conversions.

During the three months ended June 30, 2008, the debenture holder converted $12,952 of principal for 190,477 shares of common stock at a weighted average price of $.001.  A beneficial interest charge of $6,238 was recorded on the conversions.

Convertible Debentures With Derivative Liability

The Derivative Liability is valued in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.”

The Company sold a security for $12,500 to one entity in September 2006.  This debenture carries no interest and has a conversion rate of 50% discount to market of the ten-day average closing bid price.  This has been recorded as a derivative liability.  No conversion or repayment of the debenture has occurred as of September 30, 2008.  The derivative liability as of September 30, 2008 is $492.

The Company sold a security for $12,500 to one entity in October 2006.  This debenture carries no interest and has a conversion rate of 50% discount to market of the ten-day average closing bid price.  This has been recorded as a derivative liability.  No conversion or repayment of the debenture has occurred as of September 30, 2008.  The derivative liability as of September 30, 2008 is $492.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 9 -   CONVERTIBLE DEBENTURES (CONTINUED)

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

On March 27, 2006, the Company entered into a securities purchase agreement with YA Global providing for the sale by the Company to Cornell of our 12% secured convertible debentures in the aggregate principal amount of $600,000 of which $200,000 was advanced immediately. The second installment of $200,000 was advanced on April 18, 2006. The last installment of $200,000 was advanced August 14, 2006, two (2) business days after the registration statement was declared effective.  This agreement has a balance  $378,285 as of the period ended September 30, 2008  The derivative liabilities of these instruments as of September 30, 2008 is $334,435.

In January 2007 the Company borrowed $3,243 from Charles Roodenburg, President, on a one-year note due January 19, 2008.  This note carries no interest and is convertible at the previous 10-day closing price.  This note was fully converted during the three months ended June 30, 2008

In January 2007 the Company borrowed $6,756 from Nyhl Henson, the former President, on a one-year note due January 19, 2008.   This note carries no interest and is convertible at the previous 10-day closing price.  This note was fully converted as of September 30, 2008.

In February 2007 the Company borrowed $45,000 from Nyhl Henson, former President, on two notes due on demand.  The note carries no interest and is convertible at the previous 10-day closing price.  $25,596 was converted and $19,405 was forgiven on this debenture and charged to additional paid in capital as of September 30, 2008 leaving a balance of $0.

Warrants

The Company also issued to Cornell five-year warrants to purchase 5,000 and 3,750 shares of Common Stock at prices of $0.30, and $0.40, respectively. If at the time of exercise of the Warrants, the shares of Common Stock underlying the Warrant are not subject to an effective registration statement under the Securities Act of 1933, as amended (the "Act") or if an event of default under the Convertible Debentures has occurred, which is not cured in any applicable cure period, the holder of the Warrant, in lieu of making payment of the Exercise Price in cash, may elect a cashless exercise in accordance with the formula set forth in the Warrant. If, subject to the exceptions set forth in the warrants, during the time that the Warrants are outstanding, the Company issues or sells, or is deemed to have issued or sold, any shares of Common Stock for a consideration per share less than a price equal to the then exercise price, then the exercise price will be reduced to an amount equal to such consideration per share. Upon each such adjustment, the number of shares of Common Stock issuable upon exercise of the Warrants will be adjusted to the number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares issuable upon exercise of the warrants immediately prior to such adjustment and dividing the product by the exercise price resulting from such adjustment. Similar adjustments will be made upon any issuance or sale by us of options to purchase Common Stock or convertible securities.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 9 -   CONVERTIBLE DEBENTURES (CONTINUED)

Warrants (Continued)

As of March 31, 2006, the fixed freestanding warrants issued in connection with the $600,000 convertible debenture, has been valued at $192,755 based on a Black-Scholes pricing model using the following assumptions:

Fair market value of stock	$0.20
Exercise price	$0.30 and $0.40
Dividend yield	0.00%
Risk free interest rate	4.00%
Expected volatility	235.02%
Expected life	5.0 Years

On August 8, 2006 the Company issued stock at a price of $.04.  This increased the number of warrants from 8,750 to 75,000 at $.04 exercise price.

On December 29, 2006 the Company issued stock at a price of $.0242.  This increased the number of warrants from 75,000 to 123,966 at $.0242 exercise price.

On January 17, 2007, by Board Resolution, the Company reduced the exercise price to $.0085 which increased the number of warrants from 123,966 to 352,941.

On February 22, 2007, Cornell exercised 3,500,000 warrants at a price of $.0085 for $29,750.  Beneficial interest of $12,250 was recognized.  This reduced the number of warrants from 352,941 to 344,191 at $.0085.

On May 3, 2007 the Company issued stock at a price of $.0051.  This increased the number of warrants from 344,191 to 573,652 at $.0051 exercise price.

On August 30, 2007 the Company issued stock at a price of $.0031.  This increased the number of warrants from 573,652 to 843,750 at $.0031 exercise price.

On December 3, 2007 the Company issued stock at a price of $.0019.  This increased the number of warrants from 843,750 to 1,539,803 at $.0019

On February 27, 2008 the Company issued stock at a price of $.00076.  This increased the number of warrants from 1,539,803 to 3,849,507 at $.00076

The allocation of the proceeds of the convertible debenture to the warrants and the recognition of the embedded derivative resulted in discounts to the convertible debenture at September 30, 2008 and March 31, 2008 of $102,776 and $136,109, respectively. The discount on debt of $378,285 is being amortized to interest through March 31, 2009 using the effective interest method.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 9 -   CONVERTIBLE DEBENTURES (CONTINUED)

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

On August 14, 2006, the registration statement for 56,250 shares of common stock for YA Global was declared effective.  The Company was liable for liquidated damages up to 2% per month for failure to have an effective registration statement by July 25, 2006.  YA Global has verbally agreed to waive said damages.

The Company’s obligations under the purchase agreement are secured by substantially all of its assets and the assets of its subsidiaries. As further security for its obligations thereunder, Nyhl Henson, former Chief Executive Officer, and Charles Roodenburg, former Chief Operating Officer, have granted a security interest in an aggregate of 2,313 shares of their common stock and 3,300,000 shares of their Series A Preferred Stock. The Company also granted a security interest in 37,500 shares of its stock, issued from treasury.

On July 14, 2006, the Company entered into an agreement with YA Global to cancel the security interest in the 15,000,000 shares. These shares were subsequently returned and cancelled.

NOTE 10 - GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company had a consolidated net income of $42,294 for the six months ended September 30, 2008 and a net loss of $1,212,519 for the six months ended September 30, 2007.   It currently does not have the revenues to sustain its operations. In addition, the Company sold off its operations in Colorado, Oregon and California, and defaulted on the acquisition of Internet Business Consulting/AppState.net, LLC.  This raises substantial doubt about the Company’s ability to continue as a going concern.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 10 - GOING CONCERN (CONTINUED)

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11 - LITIGATION / ARBITRATION / OTHER INCOME

The Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. As of September 30, 2008, the Company has recognized the full liability for all amounts that are due.

On December 1, 2004, a judgment was entered against the Company, in favor of Catherine and Joe Santistevan in the amount of $1,367,500.  On September 30, 2006 a confidential Settlement Agreement and Release was entered by and among Joe and Catherine Santistevan (“Santistevans”) and IVI Communications, Inc., to set aside the default judgment entered against the Company in the amount of $1,367,500 plus accrued interest.  Under the terms of the agreement IVI Communications will pay the Santistevans a total four hundred and fifty thousand dollars ($450,000), to settle a claim of $1,367,500.  If IVI Communications, Inc. defaults on the agreement a judgment would be entered by stipulation in the amount of 1,367,500.  The balance on this settlement at September 30, 2008 and March 31, 2008 was $448,675.

The Company has six default judgments against it for a total amount of $146,504.  The amounts are recorded in other liabilities and contingencies.

On June 17, 2008 agreements were completed with the prior owners of the Company which resulted in debt forgiveness totaling $621,424, of which $602,019 was credited to debt forgiveness income.  The remaining balance of $19,405 of debt forgiveness was credited to additional paid in capital  as of September 30, 2008.  (See note 13).

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

At September 30, 2008 and 2007, deferred tax assets approximated the following:

	2008	2007
Deferred tax assets	$8,777,000	$8,894,000
Less: valuation allowance	(8,777,000)	(8,894,000)

Net deferred tax assets	$-0-	$-0-

At September 30, 2008 and 2007, the Company had accumulated deficits approximating $27,396,447 and $27,438,741 respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of  the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 13 - CHANGES IN CONTROL OF REGISTRANT(CONTINUED)

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

NOTE 15 - REVERSE SPLIT OF COMMON STOCK

Effective September 2, 2008, the Company approved a reverse split of its common stock.  Each of the three hundred ninety-nine million, nine hundred and ninety-nine thousand, nine hundred and ninety-one shares of the Corporations common stock issued and outstanding immediately prior to the Reverse Split shall be converted into approximately one million validly issued, fully paid and non assessable shares of common stock.   The par value of the common stock shall not be adjusted as a result of the reverse split, and shall remain at $.001 per share.  The amount of authorized shares shall not be impacted by the reverse stock split.   All share amounts have been retroactively restated to conform with the reverse split.

NOTE 16 - SUBSEQUENT EVENTS

Effective October 25, 2008, Francis Allen and Louis Allen, President and Vice President of Futura, Inc., respectively, resigned their positions.

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

On February 6, 2006 we entered into a Purchase Agreement to acquire 100% of the outstanding stock of Futura, Inc. from Francis and Lois Allen, the shareholders of Futura, Inc. In consideration for the Futura stock, we paid to the Allens $150,000 in cash (to be paid over a 10-month period) and $550,000 in shares of the Company's restricted common stock (an aggregate of 7,033 shares calculated as of the close of the transaction). Futura is an Internet Service Provider that provides dialup and DSL broadband Internet access, and associated services such as Email spam and virus filtering, VoIP telephony, "Kid Safe" surfing (Parental Control), and web accelerator services, to communities surrounding Little Rock Arkansas including Cabot, Carlisle, Clarendon, DeValls Bluff, DeWitt, England, Hazen, Jacksonville, and Stuttgart.

The Company expects operating losses and negative operating cash flows to continue for at least the next twelve months, because of expected additional costs and expenses related to brand development; marketing and other promotional activities; strategic relationship development; and potential acquisitions of related complementary businesses.

Liquidity and Capital Resources

As of September 30, 2008 the Company has an accumulated operating deficit of $27,396,447 and stockholders' deficit of $3,470,405.

The Company’s principal source of operating capital has been provided by the sale of its stock and securities, corporate consulting services, and operations of its wholly owned subsidiaries.

Effective September 2, 2008, the Company approved a reverse split of its common stock.  Each of the three hundred ninety-nine million, nine hundred and ninety-nine thousand, nine hundred and ninety-one shares of the Corporations common stock issued and outstanding immediately prior to the Reverse Split shall be converted into approximately one million validly issued, fully paid and non assessable shares of common stock.   The par value of the common stock shall not be adjusted as a result of the reverse split, and shall remain at $.001 per share. The amount of authorized shares shall not be impacted by the reverse stock split.

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

Since August 22, 2006 through March 31, 2008, 396,774 shares, valued at $408,345, were issued to convert debentures, contingent liability, accrued payroll and services.

On April 4, 2008, the debenture holder converted $1,547 of principal for 22,750 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On April 4, 2008, the debenture holder converted $1,615 of principal for 23,750 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On April 4, 2008, the debenture holder converted $1,615 of principal for 23,750 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On April 10, 2008, 35,178 shares valued at $7,458 were issued to convert a note.

On April 14, 2008, 36,933 shares valued at $8,421 were issued to convert a note.

On April 16, 2008, the debenture holder converted $1,700 of principal for 25,000 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On April 18, 2008, the debenture holder converted $1,853 of principal for 27,250 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On April 25, 2008, the debenture holder converted $1,955 of principal for 28,750 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On April 25, 2008, 85,807 shares valued at $16,475 were issued to convert a note.

On April 25, 2008, 16,892 shares valued at $3,243 were issued to convert a note.

On April 30, 2008, the debenture holder converted $2,040 of principal for 30,000 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On May 2, 2008, the debenture holder converted $627 of principal for 9,227 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On June 17, 2008, due to an agreement a debenture holder forgave the remaining balance of $19,405 on the debenture.

A beneficial interest charge of $97,566 was recognized on the conversions in the three months ending June 30, 2008.

The Company also issued to Cornell five-year warrants to purchase 5,000 and 3,750 shares of Common Stock at prices of $0.30, and $0.40, respectively. If at the time of exercise of the Warrants, the shares of Common Stock underlying the Warrant are not subject to an effective registration statement under the Securities Act of 1933, as amended (the "Act") or if an event of default under the Convertible Debentures has occurred, which is not cured in any applicable cure period, the holder of the Warrant, in lieu of making payment of the Exercise Price in cash, may elect a cashless exercise in accordance with the formula set forth in the Warrant. If, subject to the exceptions set forth in the warrants, during the time that the Warrants are outstanding, the Company issues or sells, or is deemed to have issued or sold, any shares of Common Stock for a consideration per share less than a price equal to the then exercise price, then the exercise price will be reduced to an amount equal to such consideration per share. Upon each such adjustment, the number of shares of Common Stock issuable upon exercise of the Warrants will be adjusted to the number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares issuable upon exercise of the warrants immediately prior to such adjustment and dividing the product by the exercise price resulting from such adjustment. Similar adjustments will be made upon any issuance or sale by us of options to purchase Common Stock or convertible securities.

On August 8, 2006 the company issued stock at a market price of $.04.  This increased the number of warrants from 8,750 to 75,000 at $.04 exercise price.

On December 19, 2006 the company issued stock at a market price of $.0242.  This increased the number of warrants from 75,000 to 123,966 at $.0242 exercise price.

On January 17, 2007, by Board Resolution, the exercise price on the warrants was reduced to $.0085, resulting in an increase in the number of warrant shares to 352,941.

On February 22, 2007, Cornell exercised 952,941 warrants at a price of $.0085 for $29,750.  This reduced the number of warrants from 352,941 to 344,191.  Beneficial interest of $12,250 was recognized.

On May 3, 2007 the company issued stock at a market price of $.0051.  This increased the number of warrants from 344,191 to 573,652 at $.0051 exercise price.

On August 30, 2007 the company issued stock at a market price of $.0031.  This increased the number of warrants from 573,652 to 843,750 at $.0031 exercise price.

On December 3, 2007 the company issued stock at a market price of $.0019.  This increased the number of warrants from 843,750 to 1,539,803 at $.0019 exercise price.

On February 27, 2008 the company issued stock at a market price of $.00076.  This increased the number of warrants from 1,539,803 to 3,849,507 at $.00076 exercise price.

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

The Company’s obligations under the purchase agreement are secured by substantially all of its assets and the assets of its subsidiaries. As further security for its obligations thereunder, Nyhl Henson, Former Chief Executive Officer, and Charles Roodenburg, Chief Executive Officer, have granted a security interest in an aggregate of 2,313 shares of their common stock and 3,300,000 shares of their Series A Preferred Stock. The Company also granted a security interest in 15,000,000 shares of its stock, issued from treasury.

On July 14, 2006, the Company entered into an agreement with YA Global to cancel the security interest in the 37,500 shares. These shares were subsequently returned and cancelled.

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

Results of Operations

Three Months Ended September  30, 2008 Compared to Three Months Ended September 30, 2007

The numbers below compare the condensed consolidated results of income September 30, 2008 and September 30, 2007, and also compare the results of existing operations, which are corporate and the Futura subsidiary, for the same periods.

Revenue for the three months ending September, 2008 was $2,026 compared to $80,044 for the three months ending September 30, 2007.  This decrease of $78,018 is mainly due to a reduction in service fees provided by Futura.

Cost of operations for the three months ending September 30, 2008 was $17,345 compared to $42,299 for the three months ending September 30, 2007.  Cost of operations decreased $24,954.  The reduction in cost of operations is a result of the reduction of dial-up subscribers at the Futura subsidiary.

General and administrative expenses for the three months ending September 30, 2008 were $60,257 compared to $287,283 for the three months ending September 30, 2007.  General and administrative decreased by $227,026.  The largest components of general and administrative for the three months ending June 30, 2008, were corporate and operations compensation of $16,594, a $71,098 reduction from September 30, 2007. Occupancy expenses were $7,089 for the three months ending September 30, 2008, a reduction of $5,488 from September 30, 2007. Controllable expenses were $35,260 for the three months ending September 30, 2008, a reduction of $151,034 from September 30, 2007.

Depreciation and amortization expense for the three months ending September 30, 2008 was $58,269 compared to $41,959 for the three months ending September 30, 2007.   This increase of $16,310 is primarily due to the increase in the amortization of the debt discount associated with the debentures in the amount of $21,589 and a decrease in deprecation of $5,279.

Interest expense for the three months ending September 30, 2008 was $29,036 compared to $113,430 for the three months ending September 30, 2007.

Other income for the three months ending September 30, 2008 was $0 compared to $166,532 for the three months ending September 30, 2007.

The Company had a loss on the revaluation of derivatives of $246,026 for the three months ending September 30, 2008 compared to the loss of $145,914 for the three months ended September 30, 2007.

The Company had a net loss for the three months ending September 30, 2008 of $429,430 compared to a net loss of $384,309 for the three months ending September 30, 2007. The Company expects additional losses through the next fiscal year.

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007

Revenue for the six months ending September 30, 2008 was $46,769 compared to $171,517 for the six months ending September 30, 2007.  This decrease of $124,748 is due to a reduction in service fees provided by Futura of $122,481.

Cost of operations for the six months ending September 30, 2008 was $35,108 compared to $105,867 for the six months ending September 30, 2007.  Cost of operations decreased $70,759.  The reduction in cost of operations is a result of the reduction of dial-up subscribers at the Futura subsidiary.

General and administrative expenses for the six months ending September 30, 2008 were $92,149 compared to $756,877 for the six months ending September 30, 2007.  General and administrative decreased by $664,728.  The largest components of general and administrative for the six months ending September 30, 2008, were corporate and operations compensation of $33,576, a $170,036 reduction from September 30, 2007. Occupancy expenses were $13,894 for the six months ending September 30, 2008, a reduction of $13,332 from September 30, 2007.   Controllable expenses were $44,085 for the six months ending September 30, 2008, a reduction of $481,802 from September 30, 2007.

Selling expenses for six months ending September 30, 2008 were $200 compared to $696 for the six months ended September 30, 2007, a reduction of $496.  This is a result of the reduction of direct advertising costs.

Depreciation and amortization expense for the six months ending September 30, 2008 was $95,071 compared to $121,331 for the six months ending September 30, 2007.   This decrease of $26,260 is primarily due to the decrease in the amortization of the debt discount associated with the debentures.

Interest expense for the six months ending September 30, 2008 was $49,018 compared to $53,434 for the six months ending September 30, 2007.  The decrease of $4,416 was primarily the result in the reduction in debenture and notes payable principal balances.

Beneficial interest expense on debt conversions for the six months ending September 30, 2008 was $97,566 compared to $289,624 for the six months ending September 30, 2008.  The decrease of $192,058 was primarily due to the reduction in the debentures.

Other income for the six months ending September 30, 2008 was $0 compared to $176,163 for the six months ending September 30, 2007.

Forgiveness of debt totaled was $602,019 for the six months ending September 30, 2008 compared to $0 for the six months ending September 30, 2007.   In the six months ending September 30, 2008, the Company had settled agreements with the former owners.

The Company had a loss on the revaluation of derivatives of $216,859 for the six months ending September 30, 2008 compared to the loss of $232,292 for the six months ended September 30, 2007.

The Company had a net income for the six months ending September 30, 2008 of $42,294 compared to a net loss of $1,212,519 for the six months ending September30, 2007. This gain was due to the debt forgiveness income of $602,019 due to settlement agreements with the former owners of the Company. The Company expects additional losses through the next fiscal year.

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

Risk Factors and Cautionary Statements

We Have a History of Losses and We Expect Continuing Losses and May Never Achieve Profitability

For the six months ending September 30, 2008 and 2007, we generated revenues of $46,769 and $171,517 respectively.  The Company has a condensed consolidated net income of $42,294 for the six months ended September 30, 2008 as compared to a net loss of $1,212,519 for the six months ended September 30, 2007.  We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.

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

Per the terms of the Agreement, Sellers were to return 6,436 shares of IVI common stock. The stock was returned and cancelled on July 6, 2007.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were not effective as of  September 30, 2008 and (ii) no change in internal controls over financial reporting occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect,  our internal control over financial reporting.

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

Item 1.    Legal Proceedings

The Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. As of September 30, 2008 and March 31, 2008, the Company has recognized the full liability for all amounts that are due.

On December 1, 2004, a judgment was entered against Internet Ventures, Inc., the predecessor Company, in favor of Catherine and Joe Santistevan in the amount of $1,367,500.  On September 30, 2006 a confidential Settlement Agreement and Release was entered by and among Joe and Catherine Santistevan and IVI Communications, Inc., successor in interest defendant Internet Ventures, Inc., to set aside the default judgment entered against Internet Ventures, Inc in the amount of $1,367,500.  Under the terms of the agreement IVI Communications will pay the Santistevans a total four hundred and fifty thousand dollars ($450,000), to settle a claim of $1,367,500.  If IVI Communications, Inc. defaults on the agreement a judgment would be entered by stipulation in the amount of $1,367,500.  As of September 30, 2008 and March 31, 2008 the balance on this settlement is $448,675.

On October 7, 2005, a Complaint for Damages was filed in Superior Court of the State of California, County of San Joaquin, Case No. CV027700, by Annette S. Paoletti as Successor Trustee of the Clare P. Evelyn B. McEnerney Family Trust.  No dollar amount was stated, but a note payable and accrued interest in the amount of $263,403 was recorded in notes payable and interest on notes payable.  On March 31, 2007 a confidential Settlement Agreement was reached between Paoletti and The Company.  Under the terms of the agreement IVI Communications, Inc. will pay the Paolettis a total of $110,000.  If IVI Communications, Inc. defaults on the agreement a judgment would be entered by stipulation in the amount of $143,000 minus any amounts actually paid.  As of September 30, 2008 and March 31, 2008, the balance on this settlement is $110,000.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On April 4, 2008, the debenture holder converted $1,547 of principal for 22,750 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On April 4, 2008, the debenture holder converted $1,615 of principal for 23,750 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On April 4, 2008, the debenture holder converted $1,615 of principal for 23,750 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On April 10, 2008, 35,178 shares valued at $7,458 were issued to convert a note.

On April 14, 2008, 36,933 shares valued at $8,421 were issued to convert a note.

On April 16, 2008, the debenture holder converted $1,700 of principal for 25,000 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On April 18, 2008, the debenture holder converted $1,853 of principal for 27,250 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On April 25, 2008, the debenture holder converted $1,955 of principal for 27,750 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On April 25, 2008, 85,807 shares valued at $16,475 were issued to convert a note.

On April 25, 2008, 16,892 shares valued at $3,243 were issued to convert a note.

On April 30, 2008, the debenture holder converted $2,040 of principal for 30,000 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On May 2, 2008, the debenture holder converted $627 of principal for 9,227 shares of common stock; the conversion price was $.000170, 90% of the lowest closing bid price during the prior 30 days.

On June 17, 2008, a debenture holder forgave the remaining $19,405 owed to them.

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders - None

No matters were submitted to a vote of our security holders during the six months ended September 30, 2008.

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

Date: November 14, 2008	By:	/s/ Kurt Jensen
Kurt Jensen Chief Executive Officer and Interim Principal Accounting Officer and Interim Principal Financial Officer