Form 10-Q
period 2008-12-31
IVI COMMUNICATIONS INC
filed 2009-02-20
CIK 1140878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As January 15, 2009

1,000,000 shares of common stock, par value $.001
4,000,000 shares of preferred class A stock, par value $.001
1,000,000 shares of preferred class B stock, par value $.001

Indicate by a check mark whether the registrant is (check one):
an accelerated filer ☐	a non accelerated filer ☐	or a smaller reporting company ☒

IVI COMMUNICATIONS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED DECEMBER 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	March 31, 2008
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$314	$3,019
Accounts receivable	25,104	32,877
Other current assets	5,627	6,207
Total current asset	31,045	42,103

Fixed assets, net of $39,655 and $46,830 accumulated depreciation	1,364	45,452

OTHER ASSETS
Goodwill, net of impairment	-	74,934

TOTAL ASSETS	$32,409	$162,489

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Notes payable	$23,259	$23,259
Loan payable – related party	61,298	-
Current portion of obligations under capital lease	-	16,628
Accounts payable and accrued liabilities	1,916,202	2,487,679
Deferred revenue	-	1,679
Liability for stock payable	398,949	398,949
Derivative liability	358,491	379,807
Convertible debentures, net of discount	618,341	514,628
Total current liabilities	3,376,540	3,822,629

LONG-TERM LIABILITIES
Obligations under capital lease, net of current portion	-	18,079

TOTAL LIABILITIES	3,376,540	3,840,708

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 5,000,000 shares authorized;
4,000,000 issued and outstanding series A	4,000	4,000
1,000,000 issued and outstanding series B	1,000	1,000
Common stock, $.001 par value; 400,000,000 shares authorized;
1,000,000 and 634,713 issued and outstanding	1,000	635
Additional paid-in capital	23,727,287	23,562,132
Additional paid-in capital – warrants	192,755	192,755
Accumulated deficit	(27,270,173)	(27,438,741)
Total stockholders' deficit	(3,344,131)	(3,678,219)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$32,409	$162,489

See Accompanying Notes to Condensed Consolidated Financial Statements

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

OPERATING REVENUE	$46,648	$77,097	$93,417	$248,614

COST OF OPERATIONS	1,370	38,856	36,477	144,723

GROSS PROFIT	45,278	38,241	56,940	103,891

OPERATING EXPENSES
Selling	-	131	200	827
General and administrative	24,932	178,368	117,081	935,245
Loss on settlement of contract	-	-	-	-
Impairment of goodwill	74,934	-	74,934	-
Depreciation / Amortization	28,943	41,284	124,014	162,615

Total operating expenses	128,809	219,783	316,229	1,098,687

OPERATING LOSS	(83,531)	(181,542)	(259,289)	(994,796)

OTHER INCOME (EXPENSES)
Other income	-	43,950	-	220,113
Forgiveness of debt	493	-	602,512	-
Gain (Loss) on Revaluation of Derivatives	222,949	35,115	21,316	(197,177)
Loss on fixed assets	-	-	(20,523)	-
Other expense	-	(23)	-	(101)
Interest expense	(28,862)	(32,000)	(77,881)	(375,058)
Beneficial Interest	-	-	(97,566)	-
Total other income (expense)	194,580	47,042	427,858	(352,223)

INCOME (LOSS )BEFORE PROVISION FOR INCOME TAXES	111,049	(134,500)	168,569	(1,347,019)
Provision for income taxes	-	-	-	-

NET INCOME ( LOSS )APPLICABLE TO COMMON SHAREHOLDERS	$111,049	$(134,500)	$168,569	$(1,347,019)

NET INCOME (LOSS) PER SHARE:
BASIC	$0.11	$(0.37)	$0.17	$(4.06)
DILUTED	$0.01	$(0.37)	$0.02	$(4.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	1,000,000	362,930	973,976	331,764
DILUTED	7,530,774	362,930	7,504,750	331,764

See Accompanying Notes to Condensed Consolidated Financial Statements

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE NINE MONTHS ENDED DECEMBER 31,

	2008	2007

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$168,569	$(1,347,019)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	7,348	22,371
Amortization of debt discount	116,668	140,244
Loss on sale of fixed assets	20,523	-
Amortization of prepaid consulting fees	-	333,331
Gain on conversion of debt	-	(4,558)
(Gain) on debt forgiveness income	(602,512)	-
(Gain) loss on revaluation of derivatives	(21,316)	197,177
Stock issued for services and compensation	-	9,100
Net beneficial interest on debt conversions	97,566	297,475
Impairment of goodwill	74,934	-
Changes in assets and liabilities
Decrease in accounts receivable, net	7,773	48,421
Accounts receivable settlement	-	171,695
Decrease in other current assets	580	1,254
Increase in accounts payable and accrued liabilities	128,841	598,652
Decrease in litigation settlement	-	(448,675)
Increase (decrease) in deferred revenue	(1,679)	(1,270)
Total adjustments	(171,274)	1,365,217

Net cash provided by (used in) operating activities	(2,705)	18,198

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	-	(2,970)
Net cash (used in) investing activities	-	(2,970)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	-	(11,349)
Net cash (used in) financing activities	-	(11,349)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(2,705)	3,879

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	3,019	4,827

CASH AND CASH EQUIVALENTS - END OF PERIOD	$314	$8,706

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$1,024
Income taxes	$-	$150

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Common stock issued for prepaid consulting fees, classified as equity	$-	$333,331
Common stock issued for debt settlements and payables	$48,550	$91,350
Common stock issued for services and compensation	$-	$9,100
Debt incurred for stock to be issued	$-	$260,000
Accounts payable converted to loan payable	$61,297	$-
Additional paid in capital reclassified to warrant liability	$-	$211,272
Additional paid in capital – debt forgiveness from officer	$19,405	$-
Fixed assets acquired for debt	$-	$51,264

See Accompanying Notes to Condensed Consolidated Financial Statements

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2-            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Reclassifications

Certain reclassifications have been made to the December 31, 2007 statement of income and statement of cash flows to conform to the December 31, 2008 presentation. There has been no effect on operations and cash flows for the nine months ended December 31, 2007.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2008 and March 31, 2008.

The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  At December 31, 2008 and March 31, 2008, the Company had no funds in excess of the insured limit.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company had no allowance for doubtful accounts at December 31, 2008 and March 31, 2008.

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142 “Goodwill and Other   Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The Company recorded $674,934 in goodwill in its acquisition of Futura, Inc. on February 6, 2006.  There was a 51% reduction in revenue from June 30, 2007 to June 30, 2008, and the Company did not impair the goodwill at March 31, 2007 due to the fact that it was launching its fixed wireless system and anticipated increased revenue from that brand.  Due to a lack of funding, Futura could install only the first section of the system and there was no increase in revenue from the broadband services while at the same time the dialup services were decreasing.  The Company anticipates another 35% reduction in revenue for the coming fiscal year based on current revenue figures and little possibility of funding to grow the broadband service.  There has been a 104% increase in the liabilities due to the capital lease for the equipment for the fixed wireless system and an increase in payables due to a reduction in dialup customers with no corresponding reduction in cost of services.  Based on these numbers, management had, as of March 31, 2008, determined that the goodwill in its acquisition of Futura was impaired by $600,000.  The remaining Goodwill was impaired on December 1, 2008 due to ceased operations of Futura.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2-            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES( CONTINUED)

Derivative Instruments
The Company has an outstanding convertible debt instrument that contains an embedded derivative.  The Company accounts for this derivative in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  In accordance with the provisions of FAS No. 133 and EITF Issue No. 00-19, the embedded derivative is required to be bifurcated from the debt instrument and recorded as a liability at fair value on the consolidated balance sheet.  The Company also has notes payable with conversion features that qualify as derivative instruments.  Changes in the fair value of the derivatives are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense).  As of December 31, 2008 and March 31, 2008, the fair value of the derivatives was $610,331 and $379,807, respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS as of December 31;

	2008	2007

Net income (loss)	$168,569	$(1,347,019)

Weighted average common shares
Outstanding (Basic)	973,976	331,764

Weighted average common stock
Equivalents : Warrants	3,849,507	-0-
: Derivatives	2,681,267	-0-

Weighted average common shares
Outstanding (Diluted)	7,504,750	331,764

Warrants and derivatives outstanding to purchase stock were not included in the computation of diluted EPS for December 31, 2007 because inclusion would have been anti-dilutive.  However, there were 1,225,269,445 common stock equivalents available at December 31, 2007.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

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

On April 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of SFAS No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of  instruments. Implementation of the standard did not have a material effect on the Company’s results from operations or financial position. As of April 1, 2008, the Company did not elect to record any of its assets or liabilities at fair value, other than those covered under prior accounting guidance. Accordingly, the Company did not record an adjustment related to the adoption of SFAS 159 during the nine months ended December 31, 2008.

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

NOTE 3-    EQUIPMENT

Equipment as of December 31, 2008 and March 31, 2008 was as follows:

	Estimated Useful
	Lives (Years)
		December 30,	March 31
		2008	2008
Equipment	3-5	$41,019	$92,282

Less accumulated depreciation		(39,655)	(46,830)

Equipment, net		$1,364	$45,452

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

NOTE 5-    OBLIGATION UNDER CAPITAL LEASE

There are no Capital lease obligations for the three months ended December 31, 2008.  The leases were bought out in the three months ended September 30, 2008.

NOTE 6-    NOTES PAYABLE

The Company borrowed a total of $1,077,955 from 22 different individuals from 1999 through 2001, at interest rates ranging from 7-12%, with no collateral and payment terms of 2 or 3 years. As of December 31, 2008 and March 31, 2008, all amounts that remain unpaid are overdue.

As of December 31, 2008 and March 31, 2008, the notes payable balance is $23,259, respectively, and the accrued interest on those notes as of December 31, 2008 and March 31, 2008 are $7,309 and $5,479 respectively. These amounts are reflected as current portion of notes payable and current liabilities in the condensed consolidated balance sheets at December 31, 2008 and March 31, 2008, respectively.

NOTE 7-    LOAN PAYABLE-RELATED PARTY

The Company borrowed a total of $61,298 from the majority stockholder during the nine months ended December 31, 2008.  The loan is non-interest bearing and has no specific repayment terms.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

NOTE 8-    FAIR VALUE INSTRUMENTS

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

FAS 157 establishes a hierarchy for disclosure into three broad levels. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

●	Level 1 – inputs are quoted prices (unadjusted) in active markets for active markets for identical assets of liabilities.

●
Level 2 - inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

●	Level 3 - inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value.

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

	Level 1	Level 2	Level 3	Total
Derivative Liability	$-	$358,491	$-	$358,491
Convertible Debentures	$-	$618,341	$-	$618,341

Total Liabilities	$-	$976,832	$-	$976,832

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

NOTE 9-    CONVERTIBLE DEBENTURES

The Company sold a security for $25,000 to one entity in January 2005. This debenture, which was for services rendered, accrues interest at 10% per annum and was due January 31, 2006. The conversion price is $.10 per common share. No conversion or repayment of the debenture has occurred as of December 31, 2008.

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

NOTE 9-    CONVERTIBLE DEBENTURES (CONTINUED)

Convertible Debenture With Derivative Liability (Continued)

The Company sold a security for $12,500 to one entity in September 2006.  This debenture carries no interest and has a conversion rate of 50% discount to market of the ten-day average closing bid price.  This has been recorded as a derivative liability.  No conversion or repayment of the debenture has occurred as of December 31, 2008.  The derivative liability as of December  31, 2008 is $79,086.

The Company sold a security for $12,500 to one entity in October 2006.  This debenture carries no interest and has a conversion rate of 50% discount to market of the ten-day average closing bid price.  This has been recorded as a derivative liability.  No conversion or repayment of the debenture has occurred as of December 31, 2008.  The derivative liability as of December 31, 2008 is $79,086.

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

On March 27, 2006, the Company entered into a securities purchase agreement with YA Global providing for the sale by the Company to Cornell of our 12% secured convertible debentures in the aggregate principal amount of $600,000 of which $200,000 was advanced immediately. The second installment of $200,000 was advanced on April 18, 2006. The last installment of $200,000 was advanced August 14, 2006, two (2) business days after the registration statement was declared effective.  This agreement has a balance  $378,285 as of the period ended December 31, 2008  The derivative liabilities of these instruments as of December 31, 2008 is $200,319.

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

NOTE 9-    CONVERTIBLE DEBENTURES (CONTINUED)

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

NOTE 9-    CONVERTIBLE DEBENTURES (CONTINUED)

Warrants (Continued)

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

On December 3, 2007 the Company issued stock at a price of $.0019.  This increased the number of warrants from 843,750 to 1,539,803 at $.0019

On February 27, 2008 the Company issued stock at a price of $.00076.  This increased the number of warrants from 1,539,803 to 3,849,507 at $.00076

The allocation of the proceeds of the convertible debenture to the warrants and the recognition of the embedded derivative resulted in discounts to the convertible debenture at December 31, 2008 and March 31, 2008 of $19,144 and $136,109, respectively. The discount on debt of $378,285 is being amortized to interest through March 31, 2009 using the effective interest method.

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

NOTE 10-          GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company had a consolidated net income of $168,569 for the nine months ended December 31, 2008 and a net loss of $1,347,019 for the nine months ended December 31, 2007.   It currently does not have the revenues to sustain its operations. In addition, the Company sold off its operations in Colorado, Oregon and California, defaulted on the acquisition of Internet Business Consulting/AppState.net, LLC and as of December 31, 2008, the Company ceased its Futura operations.  All of these issues raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 11-          LITIGATION / ARBITRATION / OTHER INCOME

The Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. As of December 31, 2008, the Company has recognized the full liability for all amounts that are due.

On December 1, 2004, a judgment was entered against the Company, in favor of Catherine and Joe Santistevan in the amount of $1,367,500.  On September 30, 2006 a confidential Settlement Agreement and Release was entered by and among Joe and Catherine Santistevan (“Santistevans”) and IVI Communications, Inc., to set aside the default judgment entered against the Company in the amount of $1,367,500 plus accrued interest.  Under the terms of the agreement IVI Communications will pay the Santistevans a total four hundred and fifty thousand dollars ($450,000), to settle a claim of $1,367,500.  If IVI Communications, Inc. defaults on the agreement a judgment would be entered by stipulation in the amount of 1,367,500.  The balance on this settlement at December 31, 2008 and March 31, 2008 was $448,675.

The Company has six default judgments against it for a total amount of $146,504.  The amounts are recorded in other liabilities and contingencies.

On June 17, 2008 agreements were completed with the prior owners of the Company which resulted in debt forgiveness totaling $621,424, of which $602,512 was credited to debt forgiveness income.  The remaining balance of $19,405 of debt forgiveness was credited to additional paid in capital as of December 31, 2008.  (See note 13).

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

At December 31, 2008 and 2007, deferred tax assets approximated the following:

	2008	2007
Deferred tax assets	$9,545,000	$9,345,000
Less: valuation allowance	(9,545,000)	(9,345,000)

Net deferred tax assets	$-0-	$-0-

At December 31, 2008 and 2007, the Company had accumulated deficits approximating $27,270,000 and $26,700,000 respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 13-         CHANGES IN CONTROL OF REGISTRANT

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

NOTE 13-          CHANGES IN CONTROL OF REGISTRANT(CONTINUED)

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

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

 NOTE 13-         CHANGES IN CONTROL OF REGISTRANT(CONTINUED)

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

On October 25, 2008, Francis Allen and Louis Allen, President and Vice President of Futura, Inc., respectively, resigned their positions.

IVI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

NOTE 15-         REVERSE SPLIT OF COMMON STOCK

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

NOTE 16-         CEASED OPERATIONS OF FUTURA, INC.

Effective December 1, 2008, Futura, Inc., ceased operations of its internet operations.

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

We currently have one subsidiary, Futura, Inc.

On February 6, 2006 we entered into a Purchase Agreement to acquire 100% of the outstanding stock of Futura, Inc. from Francis and Lois Allen, the shareholders of Futura, Inc. In consideration for the Futura stock, we paid to the Allens $150,000 in cash (to be paid over a 10-month period) and $550,000 in shares of the Company's restricted common stock (an aggregate of 7,033 shares calculated as of the close of the transaction). Futura was an Internet Service Provider that provides dialup and DSL broadband Internet access, and associated services such as Email spam and virus filtering, VoIP telephony, "Kid Safe" surfing (Parental Control), and web accelerator services, to communities surrounding Little Rock Arkansas including Cabot, Carlisle, Clarendon, DeValls Bluff, DeWitt, England, Hazen, Jacksonville, and Stuttgart.  Effective December 1, 2008, this ISP was no longer providing service.

The Company expects operating losses and negative operating cash flows to continue for at least the next twelve months, because of expected additional costs and expenses related to brand development; marketing and other promotional activities; strategic relationship development; and potential acquisitions of related complementary businesses.

Liquidity and Capital Resources

As of December 31, 2008 the Company has an accumulated operating deficit of $27,270,173 and stockholders' deficit of $3,344,131.

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

A beneficial interest charge of $97,566 was recognized on the conversions in the nine months ending December 31, 2008.

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

The Company sold a security for $12,500 to one entity in September 2006.  This debenture carries no interest and has a conversion rate of 50% discount to market of the ten day average closing bid price.  No conversion or repayment of the debenture has occurred as of December 31, 2008.

The Company sold a security for $12,500 to one entity in October 2006.  This debenture carries no interest and has a conversion rate of 50% discount to market of the ten day average closing bid price.  No conversion or repayment of the debenture has occurred as of December 31, 2008.

In December 2006 the company borrowed $4,000 on a one year note due December 22, 2007.  This note carries no interest.  At December 31, 2008 this note remains unpaid.

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

Results of Operations

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

The numbers below compare the condensed consolidated results of income December 31, 2008 and December 31, 2007, and also compare the results of existing operations, which are corporate and the Futura subsidiary, for the same periods.

Revenue for the three months ending December 31, 2008 was $46,648 compared to $77,097 for the three months ending December 31, 2007.  This decrease of $30,449 is mainly due to a reduction in service fees provided by Futura.

Cost of operations for the three months ending December 31, 2008 was $1,370 compared to $38,856 for the three months ending December 31, 2007.  Cost of operations decreased $37,486.  The reduction in cost of operations is a result of the reduction of dial-up subscribers at the Futura subsidiary.

General and administrative expenses for the three months ending December 31, 2008 were $24,932 compared to $178,368 for the three months ending December 31, 2007.  General and administrative decreased by $153,436.  The largest components of general and administrative for the three months ending December 31, 2008, were corporate and operations compensation of $7,453, a $82,015 reduction from December 31, 2007. Occupancy expenses were $2,006 for the three months ending December 31, 2008, an increase of $5,352 from December 31, 2007. Controllable expenses were $14,266 for the three months ending December 31, 2008, a reduction of $66,590 from December 31, 2007.

Impairment of goodwill for the three months ending December 31, 2008 were $74,934 compared to $0 for the three months ending December 31, 2007 because of ceased operations of Futura, Inc.

Depreciation and amortization expense for the three months ending December 31, 2008 was $28,943 compared to $41,284 for the three months ending December 31, 2007.   This decrease of $12,341 is primarily due to the decrease in the amortization of the debt discount associated with the debentures.

Interest expense for the three months ending December 31, 2008 was $28,862 compared to $32,000 for the three months ending December 31, 2007.

Other income for the three months ending December 31, 2008 was $0 compared to $43,950 for the three months ending December 31, 2007.

The Company had a gain on the revaluation of derivatives of $222,949 for the three months ending December 31, 2008 compared to a gain of $35,115 for the three months ended December 31, 2007.

The Company had a net income for the three months ending December 31, 2008 of $111,049 compared to a net loss of $134,500 for the three months ending December 31, 2007. The Company expects additional losses through the next fiscal year.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007

Revenue for the nine months ending December 31, 2008 was $93,417 compared to $248,614 for the nine months ending December 31, 2007.  This decrease of $155,197 is due to a reduction in service fees provided by Futura.

Cost of operations for the nine months ending December 31, 2008 was $36,477 compared to $144,723 for the nine months ending December 31, 2007.  Cost of operations decreased $108,246.  The reduction in cost of operations is a result of the reduction of dial-up subscribers at the Futura subsidiary.

General and administrative expenses for the nine months ending December 31, 2008 were $117,081 compared to $935,245 for the nine months ending December 31, 2007.  General and administrative decreased by $818,164.  The largest components of general and administrative for the nine months ending December 31, 2008, were corporate and operations compensation of $40,959, a $252,121 reduction from December 31, 2007. Occupancy expenses were $15,900 for the nine months ending December 31, 2008, a reduction of $18,684 from December 31, 2007.   Controllable expenses were $56,797 for the nine months ending December 31, 2008, a reduction of $548,228 from December 31, 2007.

Selling expenses for nine months ending December 31, 2008 were $200 compared to $827 for the nine months ended December 31, 2007, a reduction of $627.  This is a result of the reduction of direct advertising costs.

Impairment of goodwill for nine months ending December 31, 2008 were $74,934 compared to $0 for the nine months ended December 31, 2007 because of ceased operations for Futura, Inc.

Depreciation and amortization expense for the nine months ending December 31, 2008 was $124,014 compared to $162,615 for the nine months ending December 31, 2007.   This decrease of 38,601 is primarily due to the decrease in the amortization of the debt discount associated with the debentures.

Interest expense for the nine months ending December 31, 2008 was $77,881 compared to $375,058 for the nine months ending December 31, 2007.  The decrease of $297,177 was primarily the result in the reduction in debenture and notes payable principal balances.

Beneficial interest expense on debt conversions for the nine months ending December 31, 2008 was $97,566 compared to $0 for the nine months ending December 31, 2008.  The increase of $97,566 was primarily due to the price in stock prices for the debenture conversions.

Other income for the nine months ending December 31, 2008 was $0 compared to $220,113 for the nine months ending December 31, 2007.

Forgiveness of debt totaled was $602,512 for the nine months ending December 31, 2008 compared to $0 for the nine months ending December 31, 2007.   In the nine months ending December 31, 2008, the Company had settled agreements with the former owners.

The Company had a gain on the revaluation of derivatives of $21,316 for the nine months ending December 31, 2008 compared to the loss of $197,177 for the nine months ended December 31, 2007.

The Company had a net income for the nine months ending December 31, 2008 of $168,569 compared to a net loss of $1,347,019 for the nine months ending December 31, 2007. This gain was due to the debt forgiveness income of $602,512 due to settlement agreements with the former owners of the Company. The Company expects additional losses through the next fiscal year.

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

Risk Factors and Cautionary Statements

We Have a History of Losses and We Expect Continuing Losses and May Never Achieve Profitability

For the nine months ending December 31, 2008 and 2007, we generated revenues of $93,417 and $248,614 respectively.  The Company has a condensed consolidated net income of $168,569 for the nine months ended December 31, 2008 as compared to a net loss of $1,347,019 for the nine months ended December 31, 2007.  We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.

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

Per the terms of the Agreement, Sellers were to return 6,436 shares (post split) of IVI common stock. The stock was returned and cancelled on July 6, 2007.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were not effective as of  December 31, 2008 and (ii) no change in internal controls over financial reporting occurred during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect,  our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is currently negotiating settlements with vendors and debt holders for amounts currently outstanding. As of December 31, 2008 and March 31, 2008, the Company has recognized the full liability for all amounts that are due.

On December 1, 2004, a judgment was entered against Internet Ventures, Inc., the predecessor Company, in favor of Catherine and Joe Santistevan in the amount of $1,367,500.  On September 30, 2006 a confidential Settlement Agreement and Release was entered by and among Joe and Catherine Santistevan and IVI Communications, Inc., successor in interest defendant Internet Ventures, Inc., to set aside the default judgment entered against Internet Ventures, Inc in the amount of $1,367,500.  Under the terms of the agreement IVI Communications will pay the Santistevans a total four hundred and fifty thousand dollars ($450,000), to settle a claim of $1,367,500.  If IVI Communications, Inc. defaults on the agreement a judgment would be entered by stipulation in the amount of $1,367,500.  As of December 31, 2008 and March 31, 2008 the balance on this settlement is $448,675.

On October 7, 2005, a Complaint for Damages was filed in Superior Court of the State of California, County of San Joaquin, Case No. CV027700, by Annette S. Paoletti as Successor Trustee of the Clare P. Evelyn B. McEnerney Family Trust.  No dollar amount was stated, but a note payable and accrued interest in the amount of $263,403 was recorded in notes payable and interest on notes payable.  On March 31, 2007 a confidential Settlement Agreement was reached between Paoletti and The Company.  Under the terms of the agreement IVI Communications, Inc. will pay the Paolettis a total of $110,000.  If IVI Communications, Inc. defaults on the agreement a judgment would be entered by stipulation in the amount of $143,000 minus any amounts actually paid.  As of December 31, 2008 and March 31, 2008, the balance on this settlement is $110,000.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

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

Date: February 20, 2009	By:	/s/ Kurt Jensen
Kurt Jensen
Chief Executive Officer and Interim Principal Accounting Officer and Interim Principal Financial Officer